Form 10-Q
period 1996-03-29
SOUTHERN ENERGY HOMES INC
filed 1996-05-13
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

     (Mark One)

  [X] Quarterly report pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934

        For the quarterly period ended  March 29, 1996 or

 [   ] Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the transition period from _______ to _______

                Commission File Number:  0-21204


                   SOUTHERN ENERGY HOMES, INC.
     (Exact name of registrant as specified in its charter)

 Delaware                                        63-1083246
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


Highway 41 North, P.O. Box 390, Addison, Alabama       35540
Address of principal executive offices)              (Zip Code)

                         (205) 747-8589
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]   No  [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      10,035,609 shares of Common Stock, $.0001 par value,
                        as of  May 8, 1996





          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES



                              INDEX


                                                            Page
PART I    FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
          March 29, 1996 and December 29, 1995              2

          Consolidated Condensed Statements of
          Operations - Thirteen Weeks Ended
          March 29, 1996 and March 31, 1995                 3

          Consolidated Condensed Statements of
          Cash Flows - Thirteen Weeks Ended
          March 29, 1996 and March 31, 1995                 4

          Notes to Consolidated Condensed Financial
          Statements                                        5

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        7


PART II   OTHER INFORMATION                                10


          SIGNATURES                                       11

          EXHIBIT 27                                       12



I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                 March 29,      December 29,
                                                   1996             1995

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $11,965,000    $16,750,000
Investments                                           50,000      2,076,000
Accounts receivable (less allowance for
 doubtful accounts of $154,000 and
 $163,000,respectively)                           28,325,000     21,070,000
Installment contracts receivable - current           220,000         18,000
Inventories                                       14,895,000     11,226,000
Deferred tax benefits                              1,269,000      1,269,000
Prepayments and other                              1,610,000        623,000
                                                  58,064,000     53,032,000

PROPERTY AND EQUIPMENT:
Property and equipment, at cost                   18,119,000     17,521,000
Less - Accumulated depreciation                   (4,026,000)    (3,690,000)
                                                  14,093,000     13,831,000

INSTALLMENT CONTRACTS RECEIVABLE, less allowance
 for credit losses of $194,000 and $0,
 respectively                                      6,102,000        638,000

INTANGIBLES AND OTHER ASSETS:
Goodwill                                           7,792,000      7,509,000
Non-compete agreements                               557,000        328,000
Organization and pre-operating costs                 541,000        523,000
Other assets                                          38,000         38,000
                                                  15,030,000      9,036,000
                                                 $87,187,000    $75,899,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt             $    77,000    $    86,000
Accounts payable                                   8,607,000      4,947,000
Accrued liabilities                               17,964,000     13,618,000
                                                  26,648,000     18,651,000

LONG-TERM DEBT                                         -              6,000

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 1,000,000
 shares authorized, none outstanding                   -              -
Common stock, $.0001 par value, 20,000,000
 shares authorized, 10,035,609 shares
 outstanding                                           1,000          1,000
Capital in excess of par                          31,111,000     31,111,000
Retained earnings                                 29,427,000     26,130,000
                                                  60,539,000     57,242,000
                                                 $87,187,000    $75,899,000

The accompanying notes are an integral part of these consolidated condensed financial statements.



           SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                          Thirteen Weeks Ended
                                        March 29,        March 31,
                                             1996             1995

NET SALES                             $71,111,000      $55,569,000

COST OF SALES                          61,763,000       48,904,000

     Gross Profit                       9,348,000        6,665,000

OPERATING EXPENSES:
   Selling                              1,659,000        1,395,000
   General and administrative           2,219,000        1,770,000
   Provision for credit losses            194,000                -
   Amortization of intangibles            125,000          105,000

                                        4,197,000        3,270,000

     Operating income                   5,151,000        3,395,000

INTEREST EXPENSE AND ACCRETION
   OF DEBT DISCOUNT                         1,000           49,000
INTEREST INCOME                           214,000          147,000

     Income before income taxes         5,364,000        3,493,000

PROVISION FOR INCOME TAXES              2,067,000        1,260,000

     Net Income                       $ 3,297,000      $ 2,233,000

NET INCOME PER SHARE                  $      0.33      $      0.24

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON
   EQUIVALENT SHARES                   10,035,609        9,440,891

The accompanying notes are an integral part of these consolidated condensed financial statements.



          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                    Thirteen Weeks Ended
                                                  March 29,       March 31,
                                                       1996            1995
OPERATING ACTIVITIES:
   Net income                                     $ 3,297,000     $ 2,233,000
   Adjustments to reconcile net income
     to cash used in operating activities:
       Depreciation of property and equipment         336,000         205,000
       Amortization of intangibles                    125,000         105,000
       Provision for doubtful accounts                185,000          15,000
       Accretion of discount on debt                        -          15,000
       Provision for credit losses                    194,000               -
       Originations of installment contracts       (5,899,000)              -
       Principal collected on originated
       installment contracts                           39,000               -
       Change in assets and liabilities:
         Increase in inventory                     (3,669,000)     (1,162,000)
         Increase in accounts receivable           (7,246,000)     (5,779,000)
         Increase in prepayments and other         (1,289,000)       (983,000)
         Increase in accounts payable               3,490,000       1,770,000
         Increase in accrued liabilities            4,329,000       1,841,000

       Net cash used in operating activities       (6,108,000)     (1,810,000)

INVESTING ACTIVITIES:
   Purchase of subsidiary, net of cash acquired      (413,000)              -
   Capital expenditures                              (545,000)     (1,587,000)
   Maturities of investments                        2,076,000       2,938,000
   Purchase of investments                            (50,000)              -

       Net cash provided by investing activities    1,068,000       1,351,000

FINANCING ACTIVITIES:
       Net repayments on long-term debt               (15,000)        (40,000)

       Net cash used in financing activities          (15,000)        (40,000)

NET DECREASE IN CASH                               (5,055,000)       (499,000)

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD                          16,750,000       4,004,000

CASH AND CASH EQUIVALENTS AT THE
  END OF THE PERIOD                               $11,695,000     $ 3,505,000

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid during the period for interest     $     1,000     $    25,000

     Income taxes paid                            $   433,000     $   325,000

The accompanying notes are an integral part of these consolidated condensed financial statements



          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 29, 1995, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of March 29, 1996, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the thirteen week periods ended March 29, 1996 and March 31, 1995. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders for the year ended December 29, 1995.

2.  INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:
                                March 29,        December 29,
                                    1996                1995
                              -----------------   ---------------
                              (Unaudited)
     Raw materials            $12,905,000        $  9,658,000
     Work in progress           1,001,000           1,007,000
     Finished goods               989,000             561,000
                              $14,895,000         $11,226,000

3.  NET INCOME PER SHARE:

Net income per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

4.  REPURCHASE AGREEMENTS:

It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon a dealer's default. At March 29, 1996, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $61.5 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, these arrangements.

5.  INSTALLMENT CONTRACTS RECEIVABLE:

Installment contract receivables are originated with various borrowers located in the south-central region of the United
States and are collateralized by manufactured homes.

Interest income is recognized utilizing a method which approximates the effective interest method. Reserves for credit losses associated with installment contract receivables are established based on the Company's anticipated loss experience, current delinquencies and current economic conditions. Management believes the reserve for credit losses is adequate to cover losses inherent in the installment contract portfolio. However, as conditions change which warrant adjustment to the reserve such adjustment is made through periodic provisions.

6.  LEGAL PROCEEDINGS:

The Company is the defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has caused a breach to a written agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company's answer is not due until May 31, 1996.
The Company believes the claim is without merit and intends to vigorously defend the claim.

In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it is proceeding to replace the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. GBH has notified the Company that GBH intends to make a claim against the Company for any resulting damages due to the prospective shift in suppliers. The Company is actively negotiating with GBH to resolve the dispute. In the opinion of management, and in consultation with corporate counsel, any losses associated with these claims should not have a material effect on the Company's financial statements.



Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen weeks ended March 29, 1996 as compared with thirteen weeks ended March 31, 1995.

Net Sales

The Company manufactures its homes pursuant to dealer orders, and sales are recognized upon completion of the home. Net sales (gross sales less volume discounts, returns and allowances) for the thirteen weeks ended March 29, 1996 were $71.1 million, which represented an increase of 28.0% over the same period of 1995. Total homes sold in the thirteen weeks ended March 29, 1996 were 2,620, up 23.1% over the number of homes sold in the prior year period. This increase is attributable primarily to increased capacity from a manufactured housing facility in Alabama, which started production in the fourth quarter of 1995, and increased production from the Texas plant.

Gross Profit

Gross profit consists of net sales less the cost of sales, which includes labor, materials and overhead. Gross profit for the thirteen weeks ended March 29, 1996 increased to $9.4 million, or 13.2% of net sales, from $6.7 million, or 12.0% of net sales in the prior year period. The increase in gross profit percentage was attributable primarily to lower raw material prices, which was partially offset by higher workers' compensation expenses and increases in production wages and benefits.

Selling Expenses

Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel and freight costs. Selling expenses were $1.7 million, or 2.3% of net sales, during the thirteen weeks ended March 29, 1996, as compared with $1.4 million, or 2.5% of net sales, for the same period of the prior year. The decrease in selling expense as a percentage of net sales was attributable primarily to savings in shipping costs arising from shipments through MH Transport, Inc., the Company's newly formed trucking subsidiary.

General and Administrative

General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs and professional fees. For the thirteen weeks ended March 29, 1996 general and administrative expenses were $2.2 million, or 3.1% of net sales, as compared with $1.8 million or 3.2% of the net sales, in the prior year period. The decrease in general and administrative expenses as a percentage of net sales was a result of efficiencies achieved with the Company's increased growth in sales.

Provision for Credit Losses

Provision for credit losses for the thirteen weeks ended March
29, 1996 was $194,000 as compared with $0 in the prior year period. The increase in the current year period was a result of reserves established associated with the start-up of the Company's finance subsidiary.

Interest Expense

Interest expense and accretion of debt discount for the thirteen weeks ended March 29, 1996 was $1,000 as compared with $49,000 in the prior year period. The decrease in the current year period was a result of the June 1995 full repayment of certain related party debt.

Interest Income

Interest income for the thirteen weeks ended March 29, 1996 was $214,000 as compared with $147,000 in the prior year period. The increase in interest income in the current year periods reflects higher investment yields and higher average cash and investment balances.

Provision for Income Taxes

Income taxes are provided based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the thirteen weeks ended March 29, 1996 was $2.1 million, or an effective tax rate of 38.5% as compared with $1.3 million, or an effective tax rate of 36.1% in the prior year period. The increase in effective tax rate is attributable in part to the Company's movement into a higher federal income tax bracket and also reflects a proportional shift in the Company's income from Alabama to other states which have higher tax rates than Alabama.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily from a combination of cash generated from operations, stock offerings and borrowings.

At March 29, 1996, the Company's net working capital was $31.4 million, including $11.7 million in cash and cash equivalents. The Company also has a $10.0 million unsecured line of credit from AmSouth Bank, N.A. which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 2%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. At March 29, 1996, the Company has no outstanding borrowings under this line.

During the thirteen weeks ended March 29, 1996, the Company's cash used in operating activities was approximately $6.1 million. Cash used in operating activities reflects originations of installment contracts of $5.9 million, increased inventory, accounts receivable and prepayments of approximately $12.2 million. These amounts were partially offset by net income of $3.3 million, an increase in accounts payable and accrued liabilities of approximately $7.8 million. Each of these increases was primarily related to sales growth. Other significant cash flows included maturities of investments of $2.1 million.

In January 1996, the Company purchased a wood trim and moulding finishing Company in Haleyville, Alabama for $413,000. The
Company does not anticipate any significant expenditures for capital improvements for this facility.

Substantially all of the Company's dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At March 29, 1996, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $61.5 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, these arrangements.

During 1996, the Company plans to build a new corporate office facility adjacent to its Southern Energy plant in Addison, Alabama at a cost of approximately $1.0 million, and plans to provide additional capitalization for Wenco, its finance subsidiary. The amount of capital which the Company may commit to Wenco has not been established at this time and is dependent upon how quickly Wenco can move beyond its current start-up phase of operation.

The Company believes that cash flow generated from its operations and available sources of credit will provide adequate cash to fund the Company's future working capital requirements and growth plans through at least December 1996.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its finance subsidiary to originate and service consumer loans; the performance of those loans; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its expansion plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is the defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has caused a breach to a written agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company's answer is not due until May 31, 1996.
The Company believes the claim is without merit and intends to vigorously defend the claim.

In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it is proceeding to replace the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. GBH has notified the Company that GBH intends to make a claim against the Company for any resulting damages due to the prospective shift in suppliers. The Company is actively negotiating with GBH to resolve the dispute. In the opinion of management, and in consultation with corporate counsel, any losses associated with these claims should not have a material effect on the Company's financial statements.

Item 2.   Changes in Securities

     Not applicable.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K      None


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN ENERGY HOMES, INC.



Date: May 13, 1996           By:  \s\ WENDELL L. BATCHELOR
                                      Wendell L. Batchelor,
                                      President and Chief
                                      Executive Officer




Date: May 13, 1996           By:   \s\ KEITH W. BROWN
                                       Keith W. Brown, Chief
                                       Financial Officer,
                                       Treasurer and Secretary