Form 10-Q
period 1996-06-28
SOUTHERN ENERGY HOMES INC
filed 1996-08-05
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended  June 28, 1996 or

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


          Highway 41 North, P.O. Box 390, Addison, Alabama
35540
                    (Address of principal executive offices)
(Zip Code)

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


 15,101,706 shares of Common Stock, $.0001 par value, as of July
                            23, 1996


          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                              INDEX

                                                             Page
PART I         FINANCIAL INFORMATION:

Consolidated Condensed Balance Sheets,
June 28, 1996 and December 29, 1995                             2

Consolidated Condensed Statements of Operations -
Thirteen Weeks Ended June 28, 1996 and June 30, 1995,
and Twenty-Six Weeks Ended June 28, 1996 and June 30, 1995      3

Consolidated Condensed Statements of Cash Flows -
Twenty-Six Weeks Ended June 28, 1996 and June 30, 1995          4

Notes to Consolidated Condensed Financial Statements            5

Management's Discussion and Analysis of Financial
Condition and Results of Operations                             6

PART II        OTHER INFORMATION                                9


SIGNATURES                                                     11

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)
                                        June 28,    December 29,
                                           1996            1995
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents            $ 9,881,000  $16,750,000
   Investments                              350,000    2,076,000
   Accounts receivable (less allowance
     for doubtful accounts of
     $163,000 in 1996 and 1995)          26,775,000   21,070,000
   Installment contracts receivable -
     current                                573,000       18,000
   Inventories                           14,460,000   11,226,000
   Deferred tax benefits                  2,188,000    1,269,000
   Prepayments and other                  2,020,000      623,000

                                         56,247,000   53,032,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost       19,586,000   17,521,000
   Less - Accumulated depreciation       (4,435,000)  (3,690,000)


                                         15,151,000   13,831,000

INSTALLMENT CONTRACTS RECEIVABLE, less
allowance for credit losses of $898,000
and $0, respectively                     21,231,000      638,000


INTANGIBLES AND OTHER ASSETS:
   Goodwill                               7,721,000    7,509,000
   Non-compete agreements                   535,000      328,000
   Organization and pre-operating costs     531,000      523,000
   Other assets                              39,000       38,000

                                          8,826,000    8,398,000
                                       $101,455,000  $75,899,000


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt $    50,000  $    86,000
   Note payable                           3,500,000            -
   Accounts payable                      12,077,000    4,947,000
   Accrued liabilities                   20,536,000   13,618,000

                                         36,163,000   18,651,000

LONG-TERM DEBT                                    -        6,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
1,000,000 shares authorized,
      none outstanding
   Common stock, $.0001 par value,
20,000,000 shares authorized,
     15,101,706 shares outstanding at         2,000       2,000
June 28, 1996 and 15,053,388 at
     December 29, 1995
   Capital in excess of par              31,445,000   31,110,000
   Retained earnings                     33,845,000   26,130,000

                                         65,292,000   57,242,000
                                       $101,455,000  $75,899,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF  OPERATIONS
                         (Unaudited)


                            Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                     Ended
                              June 28,    June 30,    June 28,         June 30,
                                 1996        1995        1996             1995

NET SALES                $83,921,000   $61,215,000 $155,032,000 $116,784,000

COST OF SALES
                          71,318,000    52,713,000  133,081,000  101,617,000


        Gross profit      12,603,000     8,502,000   21,951,000   15,167,000


OPERATING EXPENSES:
  Selling                  1,461,000     3,179,000    2,856,000    1,520,000  00
  General and
    administrative         3,197,000     1,867,000    5,416,000    3,637,000
  Provision for credit
    losses                   704,000             -      898,000            -
  Amortization of
    intangibles              124,000       103,000      249,000      208,000


                           5,545,000     3,431,000    9,742,000    6,701,000


        Operating income   7,058,000     5,071,000   12,209,000    8,466,000


INTEREST EXPENSE               2,000        89,000        3,000      138,000

INTEREST INCOME              123,000       201,000      337,000      348,000

Income before income taxes 7,179,000     5,183,000   12,543,000    8,676,000


PROVISION FOR INCOME
TAXES                      2,761,000     1,934,000    4,828,000    3,194,000


        Net income        $4,418,000    $3,249,000   $7,715,000   $5,482,000



NET INCOME PER SHARE           $0.29         $0.23        $0.51        $0.39

WEIGHTED AVERAGE NUMBER
OF COMMOM AND COMMON
EQUIVALENT SHARES         15,071,239    14,161,336   15,062,406    14,161,336


The accompanying notes are an integral part of these consolidated condensed financial statements.

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Twenty-Six Weeks Ended
                                             June 28,    June 30,
                                                1996        1995
OPERATING ACTIVITIES:
   Net income                               $7,715,000   $5,482,000

   Adjustments to reconcile net income to
      cash (used in) provided by operating
      activities
   Depreciation of property and
      equipment                                745,000      497,000
   Amortization of intangibles                 249,000      208,000
   Credit for deferred tax benefits           (919,000)    (158,000)
   Provision for doubtful accounts                   -       17,000
   Accretion of discount on debt                     -       29,000
   Provision for credit losses                 898,000            -
   Originations of installment contracts   (22,140,000)           -
   Principal collected on originated
     installment contracts                      94,000            -
   Change in assets and liabilities:
     Increase in inventory                  (3,234,000)     (21,000)
     Increase in accounts receivable        (5,705,000)  (4,954,000)
     Increase in prepayments and other        (934,000)  (1,259,000)
     Increase in accounts payable            6,960,000    1,065,000
     Increase in accrued liabilities         6,308,000    2,152,000

      Net cash (used in) provided by
        operating activities                (9,963,000)   3,058,000


INVESTING ACTIVITIES:
   Purchase of subsidiary, net of cash
     acquired                                 (413,000)           -
   Capital expenditures                     (2,012,000)  (2,276,000)
   Maturities of investments                 2,076,000    2,869,000
   Purchase of investments                    (350,000)           -

     Net cash (used in) provided by
       investing activities                   (699,000)     593,000


FINANCING ACTIVITIES:
     Net borrowings on note payable          3,500,000            -
     Repayments on long-term debt              (42,000)  (1,347,000)
     Proceeds from exercise of stock options   335,000            -

      Net cash (used in) provided by
        financing activities                 3,799,000   (1,347,000)

NET INCREASE (DECREASE) IN CASH             (6,869,000)   2,304,000


CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                               16,750,000    4,004,000

CASH AND CASH EQUIVALENTS AT THE END OF THE
PERIOD                                      $9,881,000   $6,308,000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the period for
    interest                                $    3,000   $   69,000

  Income taxes paid                         $3,848,000   $3,395,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 29, 1995, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of June 28, 1996, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of December 29, 1995 and June 28, 1996 and the results of operations for the thirteen and twenty-six week periods ended June 28, 1996 and June 30, 1995. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders for the year ended December 29, 1995.
2.  INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                      June 28,    December 29,
                                         1996            1995
                                     (Unaudited)
     Raw materials                 $12,409,000    $ 9,658,000
     Work in progress                1,129,000      1,007,000
     Finished goods                    922,000        561,000
                                   $14,460,000    $11,226,000

3.  NET INCOME PER SHARE:

Net income per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.  An analysis of weighted average shares outstanding follows:
                            Thirteen Weeks Ended        Twenty-Six Weeks Ended
                           June 28,       June 30,       June 28,      June 30,
                              1996           1995           1996          1995

Weighted average shares,
excluding stock option
effects                 15,053,388     14,161,336     15,053,388     14,161,336
Weighted average effect
of stock options            17,851              0          9,018              0
Weighted average shares 15,071,239     14,161,336     15,062,406     14,161,336

4.  REPURCHASE AGREEMENTS:

It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon a dealer's default. The Company's contingent liability under such agreements is approximately $63.5 million as of June 28, 1996. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.
5.  STOCK SPLIT:

On June 5, 1996, the Board of Directors of the Company voted to approve a three-for-two stock split of the Company's common stock, payable in the form of a 50% stock dividend on July 3, 1996 to shareholders of record on June 19, 1996. The stock split resulted in one additional share of common stock being issued for each two shares of common stock issued and outstanding on the record date. The par value of the common stock will remain unchanged at $.0001 per share. Cash was paid in lieu of issuing fractional shares. All share and per share amounts have been retroactively restated to reflect this split.



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

Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Twenty-six and thirteen weeks ended June 28, 1996 as compared with twenty-six and thirteen weeks ended June 30, 1995.
Net Sales

The Company manufactures its homes pursuant to dealer orders, and sales are recognized upon completion of the home. Net sales (gross sales less volume discounts, returns and allowances) for the twenty-six weeks ended June 28, 1996 were $155.0 million, which represented an increase of 32.8% over the same period of 1995. For the thirteen weeks ended June 28, 1996, net sales increased 37.1% to $83.9 million from $61.2 million in the comparable period a year ago. Total homes sold in the twenty-six and thirteen weeks ended June 28, 1996 were 5,650 and 3,030, up 26.9% and 30.3%, respectively, over the homes sold in the prior year periods. These increases are attributable primarily to increased capacity from a manufactured housing facility in Alabama, which started production in the fourth quarter of 1995. Gross Profit

Gross profit consists of net sales less the cost of sales, which includes labor, materials and overhead. Gross profit for the twenty-six weeks ended June 28, 1996 was $22.0 million, or 14.2% of net sales as compared with $15.2 million, or 13.0% of net sales, in the prior year period. For the thirteen weeks ended June 28, 1996, gross profit increased to $12.6 million, or 15.0% of net sales, from $8.5 million, or 13.9% of net sales in the prior year period. The increase in gross profit percentage in the most recent quarter was attributable to lower raw material prices and increased labor efficiency, which was partially offset by increased warranty costs.
Selling Expenses

Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel and freight costs. Selling expenses were $3.2 million, or 2.1% of net sales, during the twenty-six weeks ended June 28, 1996, as compared with $2.9 million, or 2.5% of net sales, during the prior year period. For the quarter ended June 28, 1996, selling expenses were $1.5 million, or 1.8% of net sales, as compared with $1.5 million or 2.4% of net sales, for the same period of the prior year. The decrease in selling expense as a percentage of net sales was attributable primarily to savings in shipping costs arising from shipments through MH Transport, Inc., the Company's newly formed trucking subsidiary.
General and Administrative

General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs and professional fees. For the twenty-six weeks ended June 28, 1996, general and administrative expenses were $5.4 million, or 3.5% of net sales, as compared with $3.6 million, or 3.1% of net sales, for the same period of 1995. For the quarter ended June 28, 1996 general and administrative expenses were $3.2 million, or 3.8% of net sales, as compared with $1.9 million or 3.1% of the net sales, in the prior year period. The increase in general and administrative expense is primarily attributable to increased reserves for legal and other expenses associated with the Company's sales initiatives in Germany and to additional employees hired in connection with the Company's expansion. Provision for Credit Losses

Provision for credit losses for the twenty-six weeks ended June 28, 1996 was $898,000, as compared with $0 in the prior year period. For the thirteen weeks ended June 28, 1996 provision for credit losses was $704,000, as compared with $0 in the prior year period. The increase in the current year periods was a result of reserves established associated with the start-up of the Company's finance subsidiary.
Interest Expense

Interest expense for the twenty-six weeks ended June 28, 1996 was $3,000, as compared with $138,000 in the prior year period. For the thirteen weeks ended June 28, 1996, interest expense was $2,000, as compared with $89,000 in the prior year period. The decrease in the current year period was a result of the June 1995 full repayment of certain related party debt.
Interest Income

Interest income for the twenty-six weeks ended June 28, 1996 was $337,000, as compared with $348,000 in the prior year period. For the thirteen weeks ended June 28, 1996, interest income was $123,000, as compared with $201,000. The decrease in interest income in the current year periods reflects lower average cash and investment balances.
Provision for Income Taxes

Income taxes are provided based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the twenty-six weeks ended June 28, 1996 was $4.8 million, or an effective tax rate of 38.5% as compared with $3.2 million, or an effective tax rate of 36.8% in the prior year period. The increase in the effective tax rate is attributable in part to the Company's movement into a higher federal income tax bracket and also reflects a proportional shift in the Company's income from Alabama to other states which have higher tax rates than Alabama.
LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily from a combination of cash generated from operations, stock offerings and borrowings.
At June 28, 1996, the Company's net working capital was $20.1 million, including $9.9 million in cash and cash equivalents and $350,000 in investments. The Company also has a $10.0 million unsecured line of credit from AmSouth Bank, N.A., which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5% (7.0% at June 28, 1996). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. At June 28, 1996, the Company had $3,500,000 in outstanding borrowings under this line.
The Company's finance subsidiary, Wenco Finance, Inc., also has a $10.0 million unsecured line of credit with a bank, which is guaranteed by the Company and is renewable annually and bears interest at LIBOR plus 1.5% (7.0% at June 28, 1996). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. At June 28, 1996, the Company had no borrowings under this line.
During the twenty-six weeks ended June 28, 1996, the Company's cash used in operating activities was approximately $10.0 million. Cash used in operating activities reflects originations of installment contracts of $22.1 million, increased inventory, accounts receivable and prepayments of approximately $10.4 million. These amounts were partially offset by net income of $7.7 million and an increase in accounts payable and accrued liabilities of approximately $13.3 million. Each of these increases was primarily related to sales growth. Other significant cash flows included capital expenditures of $2.0 million and short term borrowings of $3.5 million and maturities of investments of $2.1 million.
In January 1996, the Company purchased a wood trim and moulding finishing Company in Haleyville, Alabama for $413,000. The Company does not anticipate any significant expenditures for capital improvements for this facility.
Substantially all of the Company's dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At June 28, 1996, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $63.5 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, these arrangements.
During 1996, the Company plans to build a new corporate office facility adjacent to its Southern Energy plant in Addison, Alabama at a cost of approximately $1.6 million, and plans to provide additional capitalization for Wenco, its finance subsidiary. The amount of capital which the Company may commit to Wenco has not been established at this time and is dependent upon how quickly Wenco can move beyond its current start-up phase of operation.
The Company believes that its cash flow generated from operations and available sources of credit will provide adequate cash to fund the Company's future working capital requirements and growth plans through at least December 1996.
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

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

Item 4.   Submission of Matters to a Vote of Security Holders


     The Company held its Annual Meeting of Stockholders on May
22, 1996. At the meeting, the stockholders approved the re-election of the Board of Directors of the Company and the Company's 1996 Option Plan for Non-Employee Directors. The votes were as follows:

Election of Directors:
                         For       Withheld
Wendell L. Batchelor   6,852,192   30,249
Keith W. Brown         6,852,192   30,249
Jonathan O. Lee        6,852,192   30,249
Johnny R. Long         6,852,192   30,249
Paul J. Evanson        6,852,192   30,249
Joseph J. Incandela    6,852,192   30,249

1996 Option Plan for Non-Employee Directors:
    For        Against        Abstain
  6,817,642    38,574         26,225

Item 5.   Other Information

     On June 5, 1996, the Board of Directors of the Company voted to approve a three-for-two stock split of the Company's common stock, payable in the form of a 50% stock dividend on July 3, 1996 to shareholders of record on June 19, 1996. The stock split resulted in one additional share of common stock being issued for each two shares of common stock issued and outstanding on the record date. The par value of the common stock will remain unchanged at $.0001 per share. Cash was paid in lieu of issuing fractional shares. All share and per share amounts have been retroactively restated to reflect this split.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits                 Schedule 27 - Financial Data Schedule

     (b)  Reports on Form 8-K      None
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              SOUTHERN ENERGY HOMES, INC.


Date:     July 30, 1996            By:/S/__________________
                                   Wendell L. Batchelor,President
                                   and Chief Executive Officer




Date:     July 30, 1996            By:/S/__________________
                                   Keith W. Brown, Chief Financial Officer,
                                   Treasurer and Secretary