Form 10-Q/A
period 1996-06-28
SOUTHERN ENERGY HOMES INC
filed 1996-08-05
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
AMMENDMENT ONE - THIS IS TO AMMEND THE CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND THE SIGNATURE PAGE
(Mark One)

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


                            Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                     Ended
                              June 28,    June 30,    June 28,         June 30,
                                 1996        1995        1996             1995

NET SALES                $83,921,000   $61,215,000 $155,032,000 $116,784,000

COST OF SALES
                          71,318,000    52,713,000  133,081,000  101,617,000


        Gross profit      12,603,000     8,502,000   21,951,000   15,167,000


OPERATING EXPENSES:
  Selling                  1,520,000     1,461,000    3,179,000    2,856,000
  General and
    administrative         3,197,000     1,867,000    5,416,000    3,637,000
  Provision for credit
    losses                   704,000             -      898,000            -
  Amortization of
    intangibles              124,000       103,000      249,000      208,000


                           5,545,000     3,431,000    9,742,000    6,701,000


        Operating income   7,058,000     5,071,000   12,209,000    8,466,000


INTEREST EXPENSE               2,000        89,000        3,000      138,000

INTEREST INCOME              123,000       201,000      337,000      348,000

Income before income taxes 7,179,000     5,183,000   12,543,000    8,676,000


PROVISION FOR INCOME
TAXES                      2,761,000     1,934,000    4,828,000    3,194,000


        Net income        $4,418,000    $3,249,000   $7,715,000   $5,482,000



NET INCOME PER SHARE           $0.29         $0.23        $0.51        $0.39

WEIGHTED AVERAGE NUMBER
OF COMMOM AND COMMON
EQUIVALENT SHARES         15,071,239    14,161,336   15,062,406    14,161,336


The accompanying notes are an integral part of these consolidated condensed financial statements.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              SOUTHERN ENERGY HOMES, INC.


Date:     August 5, 1996            By:/S/WENDELL L. BATCHELOR
                                   Wendell L. Batchelor,President
                                   and Chief Executive Officer




Date:     August 5, 1996            By:/S/KEITH W. BROWN
                                   Keith W. Brown, Chief Financial Officer,
                                   Treasurer and Secretary