Form 10-Q/A
period 1996-06-28
SOUTHERN ENERGY HOMES INC
filed 1996-10-15
CIK 896397

AMENDMENT TO 10-Q - TO ADD EXHIBIT 27

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







                              SOUTHERN ENERGY HOMES, INC.



Date: August 5, 1996          By:
                                       Wendell L. Batchelor,
                                        President
                                        and Chief Executive
Officer




Date: August 5, 1996          By:
                                       Keith W. Brown, Chief
Financial Officer,
                                       Treasurer and
Secretary