Form 10-Q
period 1996-09-27
SOUTHERN ENERGY HOMES INC
filed 1996-11-07
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended  September 27, 1996 or

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


   15,101,706 shares of Common Stock, $.0001 par value, as of
                        October 31, 1996

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                              INDEX

                                                       Page
PART I         FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
               September 27, 1996 and December 29, 1995
2

          Consolidated Condensed Statements of Operations -
Thirteen
               Weeks Ended September 27, 1996 and September 29,
1995, and
               Thirty-nine Weeks Ended September 27, 1996 and
September 29, 1995      3

          Consolidated Condensed Statements of Cash Flows -
Thirty-nine
               Weeks Ended September 27, 1996 and September 29,
1995            4

          Notes to Consolidated Condensed Financial Statements
5

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations
7

PART II        OTHER INFORMATION
10


          SIGNATURES
11
I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)
                                        September     December
                                        27,           29,

                                        1996          1995
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents            $4,195,000    $16,750,000
   Investments                          650,000       2,076,000
   Accounts receivable (less allowance
for doubtful accounts of                26,024,000    21,070,000
     $182,000 in 1996 and $163,000 in
1995)
   Installment contracts receivable -   622,000       18,000
current
   Inventories                          15,322,000    11,226,000
   Deferred tax benefits                2,188,000     1,269,000
   Prepayments and other
                                        1,520,000     623,000
                                                       53,032,000
                                        50,521,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost      20,928,000    17,521,000
   Less - Accumulated depreciation
                                        (4,855,000)   (3,690,000)
                                         16,073,000    13,831,000

INSTALLMENT CONTRACTS RECEIVABLE, less
allowance
   for credit losses of $991,000 and    24,689,000    638,000
$0, respectively

INTANGIBLES AND OTHER ASSETS:
   Goodwill                             7,691,000     7,509,000
   Non-compete agreements               648,000       328,000
   Organization and pre-operating costs 508,000       523,000
   Other assets
                                        40,000        38,000

                                        8,887,000     8,398,000
                                        $100,170,000  $75,899,000

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt $             $
                                        29,000        86,000
   Accounts payable                     10,841,000    4,947,000
   Accrued liabilities
                                        19,991,000    13,618,000

                                        30,861,000    18,651,000

LONG-TERM DEBT                          -             6,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
1,000,000 shares authorized,
      none outstanding
   Common stock, $.0001 par value,
20,000,000 shares authorized,
     15,101,706 shares outstanding at   2,000         2,000
September 27, 1996 and
     15,053,388 at December 29, 1995
   Capital in excess of par             31,445,000    31,110,000
   Retained earnings
                                        37,862,000    26,130,000

                                        69,309,000    57,242,000
                                        $100,170,000  $75,899,000
The accompanying notes are an integral part of these consolidated condensed financial statements.

               SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF  OPERATIONS
                               (Unaudited)

                                Thirteen Weeks           Thirty-nine Weeks
                                         Ended                       Ended
                       September     September     September     September
                             27,           29,           27,           29,

                            1996          1995          1996          1995

NET SALES            $77,414,000   $58,460,000  $232,446,000  $175,244,000

COST OF SALES                       50,550,000
                      66,490,000                 199,571,000   152,167,000

        Gross
profit                10,924,000     7,910,000    32,875,000    23,077,000

OPERATING EXPENSES:
  Selling                            1,322,000     4,910,000     4,178,000
                       1,731,000
  General and                        1,837,000     7,942,000     5,474,000
administrative         2,526,000
  Provision for                              -     1,066,000             -
credit losses            168,000
  Amortization of
intangibles              130,000       104,000       379,000       312,000


                       4,555,000     3,263,000    14,297,000     9,964,000

        Operating
income                 6,369,000     4,647,000    18,578,000    13,113,000

INTEREST EXPENSE           7,000         3,000        10,000       141,000
INTEREST INCOME          164,000       175,000       501,000       523,000

        Income
before income taxes    6,526,000     4,819,000    19,069,000    13,495,000

PROVISION FOR
INCOME TAXES           2,509,000     1,755,000     7,337,000     4,949,000

        Net income   $ 4,017,000   $ 3,064,000  $ 11,732,000  $  8,546,000

NET INCOME PER             $0.27         $0.22         $0.78         $0.60
SHARE

WEIGHTED AVERAGE
NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES   15,101,706    14,161,336    15,075,229    14,161,336

The accompanying notes are an integral part of these consolidated condensed financial statements.

               SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                             Thirty-nine Weeks Ended
                                             September       September
                                             27,             29,

                                             1996            1995
OPERATING ACTIVITIES:
   Net income                                $11,732,000     $8,546,000
   Adjustments to reconcile net income to
cash (used in) provided
      by operating activities
       Depreciation of property and          1,165,000       902,000
equipment
       Amortization of intangibles           379,000         312,000
       Credit for deferred tax benefits      (919,000)       (302,000)
       Provision for doubtful accounts       19              27,000
       Accretion of discount on debt         -               78,000
       Provision for credit losses           1,066,000       -
       Origination of installment contracts  (25,731,000)    -
       Principal collected on originated     85,000          -
installment contracts
       Change in assets and liabilities:
         Increase in inventory               (4,096,000)     (1,043)
         Increase in accounts receivable     (4,973,000)     (4,848,000)
         Increase in prepayments and other   (1,765,000)     (1,181,000)
         Increase in accounts payable        5,894,000       2,218,000
         Increase in accrued liabilities
                                             6,373,000       2,549,000

           Net cash (used in) provided by
operating activities                         (10,846,000)    7,258,000

INVESTING ACTIVITIES:
   Purchase of subsidiary, net of cash       (413,000)       -
acquired
   Capital expenditures                      (2,994,000)     (3,643,000)
   Maturities of investments                 2,076,000       2,757,000
   Purchase of investments
                                             (650,000)       -

           Net cash (used in) provided by
investing activities                         (1,981,000)     (886,000)

FINANCING ACTIVITIES:
     Repayments on long-term debt                            (1,432,000)
                                             (63,000)
     Proceeds from exercise of stock options
                                             335,000         -

           Net cash (used in) provided by    272,000         (1,432,000)
financing activities

NET INCREASE (DECREASE) IN CASH
                                             (12,555,000)    (4,940,000)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE
  PERIOD                                     16,750,000      4,004,000

CASH AND CASH EQUIVALENTS AT THE END OF THE  $  4,195,000    $ 8,944,000
PERIOD

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     Cash paid during the period for         $     10,000    $    72,000
interest

     Income taxes paid                       $  6,778,000    $ 5,356,000

The accompanying notes are an integral part of these consolidated condensed financial statements.


          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 29, 1995, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of September 27, 1996, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of December 29, 1995 and September 27, 1996 and the results of operations for the thirteen and Thirty-nine week periods ended September 27, 1996 and September 29, 1995. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders for the year ended December 29, 1995.
2.  INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                              September 27,  December 29,
                                      1996          1995
                                          (Unaudited)
     Raw materials                   $13,427,000    $  9,658,000
     Work in progress                  1,120,000       1,007,000
     Finished goods                      775,000         561,000
                                     $15,322,000     $11,226,000

3.  NET INCOME PER SHARE:

Net income per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. An analysis of weighted average shares outstanding follows:

                             Thirteen weeks ended    Thirty-nine weeks ended
                     September 27,  September 29,  September 27, September 29,
                             1996           1995           1996          1995
Weighted average shares,
  excluding stock option
                effects  15,101,706     14,161,336    15,053,388   14,161,336

Weighted average effect
  of stock options                0              0        21,841            0

Weighted average shares  15,101,706     14,161,336    15,075,229   14,161,336
4.  REPURCHASE AGREEMENTS:

It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon a dealer's default. The Company's contingent liability under such agreements is approximately $88.0 million as of September 27, 1996. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.
5.  STOCK SPLIT:

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

Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirty-nine and thirteen weeks ended September 27, 1996 as compared with Thirty-nine and thirteen weeks ended September 29, 1995.
Net Sales

The Company manufactures its homes pursuant to dealer orders, and sales are recognized upon completion of the home. Net sales (gross sales less volume discounts, returns and allowances) for the thirty-nine weeks ended September 27, 1996 were $232.4 million, which represented an increase of 32.6% over the same period of 1995. For the thirteen weeks ended September 27, 1996, net sales increased 32.4% to $77.4 million from $58.5 million in the comparable period a year ago. Total homes sold in the thirty-nine and thirteen weeks ended September 27, 1996 were 8,403 and 2,753, up 24.5% and 18.8%, respectively, over the homes sold in the prior year periods. These increases are attributable primarily to increased capacity from a manufactured housing facility in Alabama, which started production in the fourth quarter of 1995.
Gross Profit

Gross profit consists of net sales less the cost of sales, which includes labor, materials and overhead. Gross profit for the thirty-nine weeks ended September 27, 1996 was $32.9 million, or 14.1% of net sales as compared with $23.1 million, or 13.2% of net sales, in the prior year period. For the thirteen weeks ended September 27, 1996, gross profit increased to $10.9 million, or 14.1% of net sales, from $7.9 million, or 13.5% of net sales in the prior year period. The increase in gross profit percentage in the most recent quarter was attributable to lower raw material prices and increased labor efficiency, which was partially offset by increased warranty costs.
Selling Expenses

Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel and freight costs. Selling expenses were $4.9 million, or 2.1% of net sales, during the thirty-nine weeks ended September 27, 1996, as compared with $4.2 million, or 2.4% of net sales, during the prior year period. For the quarter ended September 27, 1996, selling expenses were $1.7 million, or 2.2% of net sales, as compared with $1.3 million or 2.3% of net sales, for the same period of the prior year. The decrease in selling expense as a percentage of net sales was attributable primarily to savings in shipping costs arising from shipments through MH Transport, Inc., the Company's newly formed trucking subsidiary.
General and Administrative

General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs and professional fees. For the thirty-nine weeks ended September 27, 1996, general and administrative expenses were $7.9 million, or 3.4% of net sales, as compared with $4.2 million, or 3.1% of net sales, for the same period of 1995. For the quarter ended September 27, 1996 general and administrative expenses were $2.5 million, or 3.3% of net sales, as compared with $1.8 million or 3.1% of the net sales, in the prior year period. The increase in general and administrative expense is primarily attributable to increased reserves for legal and other expenses associated with the Company's sales initiatives in Germany and to additional employees hired in connection with the Company's expansion. Provision for Credit Losses

Provision for credit losses for the thirty-nine weeks ended September 27, 1996 was $1.1 million, as compared with $0 in the prior year period. For the thirteen weeks ended September 27, 1996 provision for credit losses was $168,000, as compared with $0 in the prior year period. The increase in the current year periods was a result of reserves established associated with the start-up of the Company's finance subsidiary.
Interest Expense

Interest expense for the thirty-nine weeks ended September 27, 1996 was $10,000, as compared with $141,000 in the prior year period. For the thirteen weeks ended September 27, 1996, interest expense was $7,000, as compared with $3,000 in the prior year period. The decrease in the current year period was a result of the June 1995 full repayment of certain related party debt.
Interest Income

Interest income for the thirty-nine weeks ended September 27, 1996 was $501,000, as compared with $523,000 in the prior year period. For the thirteen weeks ended September 27, 1996, interest income was $164,000, as compared with $175,000. The decrease in interest income in the current year periods reflects lower average cash and investment balances.
Provision for Income Taxes

Income taxes are provided based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the thirty-nine weeks ended September 27, 1996 was $7.3 million, or an effective tax rate of 38.5% as compared with $4.9 million, or an effective tax rate of 36.7% in the prior year period. The increase in the effective tax rate is attributable in part to the Company's movement into a higher federal income tax bracket and also reflects a proportional shift in the Company's income from Alabama to other states which have higher tax rates than Alabama.
LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily from a combination of cash generated from operations, stock offerings and borrowings.
At September 27, 1996, the Company's net working capital was $19.7 million, including $4.2 million in cash and cash equivalents and $650,000 in investments. The Company also has a $10.0 million unsecured line of credit from AmSouth Bank, N.A., which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5% (6.9% at September 27,
1996). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants.
At September 27, 1996, the Company no outstanding borrowings under this line.
The Company's finance subsidiary, Wenco Finance, Inc., also has a $10.0 million unsecured line of credit with a bank, which is guaranteed by the Company and is renewable annually and bears interest at LIBOR plus 1.5% (6.9% at September 27, 1996). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. At September 27, 1996, the Company had no borrowings under this line.
During the thirty-nine weeks ended September 27, 1996, the Company's cash used in operating activities was approximately $10.8 million. Cash used in operating activities reflects originations of installment contracts of $25.7 million, increased inventory, accounts receivable and prepayments of approximately $10.8 million. These amounts were partially offset by net income of $11.7 million and an increase in accounts payable and accrued liabilities of approximately $12.3 million. Each of these increases was primarily related to sales growth. Other significant cash flows included capital expenditures of $3.0 million and maturities of investments of $2.1 million.
In January 1996, the Company purchased a wood trim and moulding finishing Company in Haleyville, Alabama for $413,000. The Company does not anticipate any significant expenditures for capital improvements for this facility.
Substantially all of the Company's dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At September 27, 1996, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $88.0 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, these arrangements.
During 1996, the Company plans to build a new corporate office facility adjacent to its Southern Energy plant in Addison, Alabama at a cost of approximately $1.6 million, and plans to provide additional capitalization for Wenco, its finance subsidiary. The amount of capital which the Company may commit to Wenco has not been established at this time and is dependent upon how quickly Wenco can move beyond its current start-up phase of operation.
The Company announced that it has signed a non-binding letter of intent for a stock and cash purchase for the assets, liabilities and the business of SE Management, Inc., a manufactured home retail company headquartered in Northport, Alabama. Under the letter of intent, the parties anticipate reaching final agreement and completing the transaction by November 20, 1996.
The Company believes that its cash flow generated from operations and available sources of credit will provide adequate cash to fund the Company's future working capital requirements and growth plans through at least December 1996.
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

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






                              SOUTHERN ENERGY HOMES, INC.


Date:     November 7, 1996         By: /S/
                                   Wendell L. Batchelor,
                                   Chairman, President
                                   and Chief Executive Officer




Date:     November 7, 1996         By: /S/
                                   Keith W. Brown, Executive Vice
                                   President, Chief Financial
                                   Officer, Treasurer and
                                   Secretary