Form 10-Q/A
period 1996-06-28
SOUTHERN ENERGY HOMES INC
filed 1996-11-13
CIK 896397

This is to amend the Cash Flow Statement for the third quarter ended September 27, 1996 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q/A
(Mark One)

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



                 SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                             Thirty-nine Weeks Ended
                                             September       September
                                             27,1996         29,1995
OPERATING ACTIVITIES:
   Net income                                $11,732,000     $ 8,546,000
   Adjustments to reconcile net income to
cash (used in) provided
      by operating activities
       Depreciation of property and          1,165,000       902,000
equipment
       Amortization of intangibles           379,000         312,000
       Credit for deferred tax benefits      (919,000)       (302,000)
       Provision for doubtful accounts       19,000          27,000
       Accretion of discount on debt         -               78,000
       Provision for credit losses           1,066,000       -
       Origination of installment contracts  (25,806,000)    -
       Principal collected on originated     85,000          -
installment contracts
       Change in assets and liabilities:
         Increase in inventory               (4,096,000)     (1,043)
         Increase in accounts receivable     (4,973,000)     (4,848,000)
         Increase in prepayments and other   (1,765,000)     (1,181,000)
         Increase in accounts payable        5,894,000       2,218,000
         Increase in accrued liabilities
                                             6,373,000       2,549,000

           Net cash used in provided by
operating activities                         (10,846,000)    7,258,000

INVESTING ACTIVITIES:
   Purchase of subsidiary, net of cash       (413,000)       -
acquired
   Capital expenditures                      (2,994,000)     (3,643,000)
   Maturities of investments                 2,076,000       2,757,000
   Purchase of investments                      (650,000)              -

           Net cash (used in) provided by
investing activities                           (1,981,000)     (886,000)

FINANCING ACTIVITIES:
     Repayments on long-term debt                 (63,000)   (1,432,000)
     Proceeds from exercise of stock options      335,000              -

     Net cash (used in) provided by               272,000     (1,432,000)
financing activities

NET INCREASE (DECREASE) IN CASH
                                             (12,555,000)    (4,940,000)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                16,750,000      4,004,000

CASH AND CASH EQUIVALENTS AT THE END OF THE  $  4,195,000    $ 8,944,000
PERIOD

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     Cash paid during the period for         $     10,000    $    72,000
interest

     Income taxes paid                       $  6,778,000    $ 5,356,000

The accompanying notes are an integral part of these consolidated condensed financial statements.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SOUTHERN ENERGY HOMES, INC.


Date:     November 12, 1996        By:   /s/ Wendell L. Batchelor
                                   Wendell L. Batchelor,
                                   Chairman, President
                                   and Chief Executive Officer




Date:     November 12, 1996        By:   /s/ Keith W. Brown
                                   Keith W. Brown, Executive Vice
                                   President, Chief Financial
                                   Officer, Treasurer and Secretary