Form 10-K
period 1997-01-03
SOUTHERN ENERGY HOMES INC
filed 1997-04-03
CIK 896397

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-21204

                           SOUTHERN ENERGY HOMES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              63-1083246
           --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Highway 41 North, P.O. Box 390, Addison, Alabama                    35540
------------------------------------------------                    -----
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (205) 747-8589

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
                 N/A
----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.0001
                         ------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of March 25, 1997, was $150,661,068.80. The number of shares of common stock outstanding at that date was 15,437,801 shares, $.0001 par value.

Documents Incorporated By Reference
-----------------------------------
                                                            Part     Item
                                                            ----     ----
1.  Southern Energy Homes, Inc. Definitive
    Proxy Statement with respect to its
    June 4, 1997 Annual Meeting of
    Stockholders                                            III      10,11,12,13





                                     PART I

                           SOUTHERN ENERGY HOMES, INC.

ITEM  1.  BUSINESS

GENERAL
         Southern Energy Homes, Inc. (the "Company") is engaged in: the production and retail sale of manufactured homes and the retail financing of manufactured homes. The Company produces manufactured homes sold primarily in the southeastern and southcentral United States. The Company operates eleven home manufacturing facilities (eight in Alabama, one in Texas, one in North Carolina and one in Pennsylvania) to produce homes sold in 30 states. The Company's homes are currently marketed under six brand names by 465 independent dealers at 859 independent dealer locations and eight company-owned retail centers.

         The Company manufactures high quality homes, designed as primary residences ready for immediate occupancy. The homes, most of which are customized at the Company's factories to the home buyer's specifications, are constructed by the Company in one or more sections which are transported by its own or independent trucking companies to dealer locations.

         The Company historically focused on the middle to higher priced range of the manufactured housing market, but in 1993 expanded its product line to include lower priced homes. The Company's homes range in size from 653 to 2,417 square feet and sell at retail prices ranging from $14,900 to $108,000, excluding land.

         The Company believes that its willingness to customize floor plans and design features to match home buyer preferences is the principal factor which differentiates it from most of its competitors.

         Through its finance subsidiary and, more recently, through a finance joint venture, the Company also provides home buyers with a source of financing for homes sold by the Company.

MANUFACTURED HOMES

         The Company produces a variety of single- and multi-section homes under six brand names. The Company's homes are manufactured in sections, which individually are transported to their destination. The finished homes may consist of one or more sections. Multi-section products are joined at their destination by the dealer or its contractor. The Company initially concentrated on the medium to higher priced segments of the manufactured housing market. Over the past several years, the Company has broadened its product line with lower priced homes that sell at retail for less than $25,000. The six divisions of the Company at which its homes were manufactured in 1996 and certain characteristics of the homes are as follows:


                                                                         Retail
Division                   Type                      Square Feet       Price Range
---------------------------------------------------------------------------------------
Southern Energy            Multi-section             1,312-2,417       $33,800-$108,000
Southern Life/style        Single- and multi-section   858-2,296         23,200- 63,000
Southern Homes             Single- and multi-section   653-1,968         14,880- 35,400
Southern Energy Homes
 of Texas                  Single- and multi-section 1,088-2,128         26,600- 54,600
Southern Energy Homes
 of North Carolina         Single- and multi-section   765-2,075         21,500- 61,200
Southern Energy Homes
 of Pennsylvania           Single- and multi-section   924-2,016         29,900- 55,000


         For the fiscal year ended January 3, 1997, the net revenues contributed by each of the Company's six home manufacturing divisions were as follows:
Southern Energy - $57 million; Southern Life/Style - $71 million; Southern Homes
- $90 million; Southern Energy Homes of Texas - $35 million; Southern Energy Homes of North Carolina - $26 million; and Southern Energy Homes of Pennsylvania
- $10 million.

         The Company currently operates four component supply divisions. Classic Panel Designs supplies laminated and other interior wall panels. Wind-Mar Supply provides windows, doors and countertops. Trimmasters produces wood moulding and trim finishing. Unique Dinettes produces kitchen and dining furniture. These divisions sell products both to our manufactured housing divisions and to third-party customers. For the fiscal year period ended January 3, 1997, .5% of the Company's net revenues were attributable to sales of these ancillary products to third-parties.






         The Company's product development and engineering personnel design homes in consultation with divisional management, sales representatives and dealers. They also evaluate new materials and construction techniques in a continuous program of product development and enhancement. With the use of computer aided design technology, the Company has developed engineering systems which permit customization of homes to meet the individual needs of prospective buyers. These systems allow the Company to make modifications such as increasing the length of a living room, moving a partition, changing the size and location of a window or installing custom cabinets without significant impact upon manufacturing productivity.

         Each home contains two to four bedrooms, a living room, dining room, kitchen and one to three bathrooms, and features a heating system, a stove and oven, refrigerator, carpeting and draperies. The Company has traditionally focused on designing manufactured homes with features that make them comparable to site-built homes, including stone fireplaces and vaulted ceilings, thus broadening the base of potential customers. In addition to offering the consumer optional features such as dishwashers, oak cabinets and furniture packages as well as a wide range of colors, moldings and finishes, the Company generally permits extensive customization of floor plan designs to meet specific customer preferences.

RETAIL FINANCING

         Home buyers normally secure financing from third-party lenders such as banks or independent finance companies. While the Company believes that consumer financing has generally become more available in the manufactured housing industry in recent years, the availability and cost of financing is important to the Company's sales. In order to provide home buyers with an additional source of financing, the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance") has been originating and servicing consumer loans for homes manufactured by the Company. At January 3, 1997, the Company had $27.6 million of installment contract receivables outstanding as compared with $655,000 at December 29, 1995. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. With marketing support and assistance from the Company and Wenco 21, 21st Century will originate and service consumer loans and will assign to Wenco 21 the net collections from those loans after deducting service fees and costs, credit loss reserves, and principal and interest payments due to third party investors or lenders. Wenco 21 will be obligated to indemnify 21st Century against losses incurred in connection with the loans, other than losses incurred as a result of negligence by 21st Century. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio. The Company expects that 21st Century and Wenco 21, which is currently in a start-up phase of operation, will market the new consumer loan program through the Company's retail centers and independent dealer network. There can be no assurance that 21st Century and Wenco 21 will be able to provide significant levels of financing for home buyers, or that such financing activities will not adversely impact the Company's profitability.

HOME MANUFACTURING OPERATIONS

         The Company's homes are currently manufactured by six operating divisions using assembly line techniques at eleven facilities, four of which are located in Addison, Alabama, two of which are located in Double Springs, Alabama, two of which are located in Lynn, Alabama, one of which is located in Fort Worth, Texas, one of which is located in Albemarle, North Carolina and one of which is located in Hegins, Pennsylvania.

         The Company's facilities operate on a one shift per day, five days per week basis. The Company believes that these facilities have the capacity to produce a total of approximately 485 floor sections per week with minimal labor additions. The Company plans to continue to operate, like most of its competitors, on a single shift per day basis. During the fiscal year ended January 3, 1997, the Company produced an average of 315 floor sections per week. This represented an 18% increase in floor section production from an average of 268 floor sections per week in the fiscal year ended December 29, 1995. In the fiscal year ended December 30, 1994, the Company produced an average of 222 floor sections per week. The following table sets forth the total floor sections and homes sold as well as the number of home manufacturing facilities operated by the Company for the periods indicated:


                                                  Year Ended
                           -----------------------------------------------------
                           December 30,         December 29,        January 3,
                                   1994                 1995              1997
                                   ----                 ----              ----

Homes                             7,571                9,079            10,940
Floor sections                   11,553               13,942            16,697
Home manufacturing
  facilities(1)                       8                   10                10

(1) Production commenced at the Company's eleventh home manufacturing facility in February 1997.

         Each division operates as a separate strategic unit that is directed by a general manager and has its own sales force. The general manager, production managers and supervisory personnel of each division have an incentive compensation system which is directly tied to the operating profit of the division. In addition, production personnel of each division have a productivity incentive compensation system. The Company believes that these compensation systems help to focus efforts on curtailing waste and inefficiencies in the production process and represent a divergence from standard industry practices, which are typically designed to reward personnel on production volume criteria.

         The extent of customization of the home performed by the Company varies to a significant degree with the price of the home. In the higher price range of the market, the home buyer is often less sensitive to the price increase that is associated with significant design modifications that might be desired. However, the Company's experience in producing a customized home on a cost-effective basis has allowed the Company to offer customized homes in all price ranges.

         The principal materials used in the production of the Company's homes include steel, aluminum, wood products, gypsum wallboard, fiberglass, insulation, carpet, vinyl floor covering, fasteners and hardware items, appliances, electrical items, windows and doors. These materials and components are readily available and are purchased by the Company from numerous sources. No supplier accounted for more than 4.2% of the Company's purchases during each of the past two fiscal years. The Company believes that the size of its purchases allows it to obtain favorable volume discounts. The Company's expenses can be significantly affected by the availability and pricing of raw materials. Sudden increases in demand for construction materials can greatly increase the costs of materials. While such increases in costs can not always be reflected immediately in the Company's prices, the Company in the past has been able to pass along a significant portion of cost increases in its current prices.

         Because the cost of transporting a manufactured home is significant, substantially all of the Company's homes are sold to dealers within a 600 miles radius of a manufacturing facility. The Company arranges, at the dealer's expense, for the transportation of finished homes to dealer locations using its own trucking subsidiary, MH Transport, Inc., and independent trucking companies. The Company is using MH Transport to transport a majority of its homes. Customary sales terms are cash-on-delivery or guaranteed payment from a floor plan financing source. Dealers or other independent installers are responsible for placing the home on site, making utility hook-ups and providing and installing certain trim items.

         Substantially all production is initiated against specific orders, and the Company does not maintain any significant inventory of unsold completed homes. The Company's backlog of orders for manufactured homes as of March 1, 1997 was $3.0 million as compared with $8.0 million at March 1, 1996. Dealer orders are subject to cancellation prior to commencement of production for a variety of reasons, and the Company does not consider its order backlog to be firm orders.

SALES NETWORK

         At January 3, 1997, the Company sold manufactured homes through approximately 465 independent dealers at approximately 859 independent dealer locations and through eight company-owned retail centers in 30 states principally in the southeastern and southcentral United States. The Company believes that the quality of its independent dealer network has been important to the Company's performance.

         Each of the Company's six home manufacturing divisions maintains a separate sales force. At January 3, 1997, a total of 91 salespersons maintained personal contact with the Company's independent dealers. The Company markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in local media and participates in regional manufactured housing shows.

         The Company believes the close working relationship between its division management and the independent dealers they service has been an important factor in the Company's growth. In order to promote dealer loyalty and to enable dealers to penetrate retail markets, only one independent dealer within a given local market may distribute homes manufactured by a division of the Company. The Company does not have formal marketing agreements with its independent dealers and substantially all of the Company's independent dealers also sell homes of other manufacturers. The Company believes its relations with its independent dealers are good and the Company has experienced relatively low turnover in its established independent dealers in the past three years. In fiscal 1996, the Company's largest dealer accounted for 5.4% of net revenues and the ten largest dealers accounted for 25.7% of net revenues. In the fiscal year ended December 29, 1995, the Company's largest dealer accounted for 5.0% of net revenues, and the Company's ten largest dealers accounted for 24.0% of net revenues. In the fiscal year ended December 30, 1994, the Company's largest dealer accounted for 6.0% of net revenues and the Company's ten largest dealers accounted for 27.6% of net revenues.

         The Company recently acquired BR Holding Corp. and a group of retail companies doing business as Blue Ribbon Homes ("BR Holding"). BR Holding sells homes on a retail basis, primarily in the southeastern United States. At January 3, 1997, the Company had eight retail sales centers; seven in Alabama and one in Mississippi. Each of the eight sales centers maintains a separate sales force.






         Buyers of manufactured homes typically shop at a number of locations prior to purchasing a home. The Company believes that it provides most of its dealers with a marketing advantage because of the dealer's ability to represent that the Company's homes can be customized to meet the individual preferences of the customer.

         The manufactured housing market is highly cyclical and seasonal and is affected by the same economic factors which impact the broader housing market. Historically, most sectors of the homebuilding industry have been affected by, among other things, changes in general economic conditions, levels of consumer confidence, employment and income, housing demand, availability of financing and interest rate levels.

WARRANTY, QUALITY CONTROL AND SERVICE

         The Company adheres to strict quality standards and continuously refines its production procedures. In addition, in accordance with the construction codes promulgated by the Department of Housing and Urban Development ("HUD"), an independent HUD-approved, third-party inspector inspects each of the Company's manufactured homes for compliance during construction at the Company's manufacturing facilities. See "-Regulation."

         The Company provides the initial home buyer with a HUD-mandated, one-year limited warranty against manufacturing defects in the home's construction. In addition, there are often direct warranties that are provided by the manufacturer of components and appliances.

         The Company has experienced quality assurance personnel at each of its manufacturing facilities to provide on-site service to dealers and home buyers. In order to respond more quickly to customer service requests and to maintain a high level of customer satisfaction as the Company continues to grow, the Company has increased its customer service staff. Enhanced quality assurance systems are expected to contribute to the value and appeal of the Company's homes and, over the long term, to reduce consumer warranty claims.

INDEPENDENT DEALER FINANCING

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. At January 3, 1997, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $91 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may by obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. No dealer accounted for more than 6.0% of the Company's net revenues in each of the past three fiscal years. See "-Sales Network." The Company does not view any single independent dealer as being a material customer. While the Company does not have access to financial information  regarding  its  independent  dealers,  it is  not  aware  that  any independent dealer is experiencing financial difficulties. The Company also finances substantially all of its retail inventory through floor plan arrangements. Such borrowings totaled approximately $12.0 million at January 3, 1997.

COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon factors including total price to the dealer, customization to homeowners' preferences, product features, quality, warranty repair service and the terms of dealer and retail customer financing. The Company does not view any of its competitors as being dominant in the industry. A number of these firms are larger than the Company and possess greater manufacturing and financial resources. In addition, there are numerous firms producing manufactured homes in the southeastern and southcentral United States, many of which are in direct competition with the Company in the states where its homes are sold. Certain of the Company's competitors provide retail customers with financing from captive finance subsidiaries. While the Company believes consumer financing has generally become more available in the manufactured housing industry in recent years, and although the Company has recently formed its Wenco 21 joint venture to provide consumer financing to customers through 21st Century, a contraction in consumer credit could provide an advantage to those competitors with established internal financing capabilities.

         The capital requirements for entry as a producer in the manufactured housing industry are relatively small. However, the Company believes that the qualifications for obtaining inventory financing, which are based upon the financial strength of the manufacturer and each of its dealers, have in recent years become more difficult to meet.

         Manufactured homes compete with new site-built homes, as well as apartments, townhouses, condominiums and existing site-built and manufactured homes.







         The Company believes that its willingness to customize floor plans and design features to match customer preferences is the principal factor which differentiates it from most of its competitors in the manufactured housing industry.

REGULATION

         The Company's manufactured homes are subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974. In 1976, HUD issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection, plumbing and electrical. Such regulations preempt conflicting state and local regulations. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector checks each of the Company's manufactured homes for compliance during at least one phase of construction. In 1994, HUD amended manufactured home construction safety standards to improve the wind force resistance of manufactured homes sold for occupancy in coastal areas prone to hurricances. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes its manufactured homes meet or surpass all present HUD requirements.

         Manufactured, modular and site-built homes are all built with particleboard, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The
Company currently uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and that otherwise comply with HUD regulations in this regard. In addition, certain components of manufactured homes are subject to regulation by the Consumer Product Safety Commission ("CPSC") which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of manufactured home's insulation specifications.

         The Company's manufactured homes are also subject to local zoning and housing regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation, and must be complied with by the dealer or other person installing the home.

         The Company is subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations.

          Wenco Finance, the Company's finance subsidiary, is subject to a number of state and local licensing requirements which are applicable to businesses engaged in the origination and servicing of consumer loans. In addition, both Wenco Finance and Wenco 21, the Company's new finance joint venture with 21st Century, are also subject to a variety of federal and state laws and regulations regulating consumer finance, including the Truth in Lending Act, which regulates lending procedures and mandates certain loan disclosures with respect to financing offered to consumers. Failure by Wenco Finance or Wenco 21 to comply with any of these laws and regulations could have a material adverse effect on the Company's business and results of operation.

         MH Transport, the Company's trucking subsidiary, is subject to federal and state laws and regulations which apply to motor vehicle carriers operating in interstate and intrastate commerce. Failure by MH Transport to comply with any of these laws and regulations could have a material adverse effect on the Company's business and results of operations.

         The Company believes that it is in compliance with the foregoing existing government regulations.

RECENT ACQUISITIONS

         On November 21, 1996, the Company acquired BR Holding Corp., a company which operates a group of companies engaged in the retail sale of manufactured homes, and is doing business as Blue Ribbon Homes ("BR Holding"). BR Holding also operates an insurance agency which provides homeowner insurance for manufactured homes. The Company paid $1,075,000 in cash and issued 332,814 shares of the Company's common stock (approximate market value on November 21, 1996 of $4,532,000). The acquisition was accounted for under the purchase method of accounting; thus the Company's financial statements as of January 3, 1997 and for the year then ended reflect the operations of BR Holding from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired by $5,480,000, which amount is being amortized over 30 years as goodwill. In addition, the Company entered into four year non-compete agreements with the former stockholders of BR Holding for an aggregate amount of $50,000, which amount is included in the cash purchase price noted above. The stock purchase agreement requires the Company to make additional payments to the seller contingent on future earnings performance of BR Holding. Any additional payments will be made




20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill.

         In July, 1996, the Company acquired Unique Dinettes, Inc. ("Unique"), a manufacturer of ceramic tables and countertops. The total purchase price of $434,000 was paid in cash, and exceeded the fair value of the acquired assets by $44,000. The Unique acquisition was accounted for under the purchase method of accounting.

         In January 1996, the Company acquired Trimmasters, Inc. ("Trimmasters"), a manufacturer of trim moulding. The total purchase price of $356,000 was paid in cash, and exceeded the fair value of the acquired assets by $297,000. The Trimmasters acquisition was accounted for under the purchase method of accounting.

EMPLOYEES

         As of January 3, 1997, the Company employed 2,516 full-time employees involved in the following functional areas: manufacturing, 2,049; sales, 91; field service, 133; administration and clerical, 140; drivers, 78; and
management,   25.  The  Company's  manufacturing  operations  require  primarily semi-skilled labor and personnel levels fluctuate with seasonal changes in production volume.

         None of the Company's employees are represented by a collective bargaining agreement. The Company believes that it has a good relationship with its employees, and it has never experienced any work stoppage.

EXECUTIVE OFFICERS

         Information concerning the Executive Officers of the Company is as follows. Executive Officers are elected annually by and serve at the pleasure of the Board of Directors.

         Wendell L. Batchelor (age 54) is the founder of the Company and has been the Company's President, Chief Executive Officer and a Director since the Company's incorporation in 1982. From 1971 to 1982, Mr. Batchelor was General Manager of Shiloh Homes, a division of Winston Industries. Mr. Batchelor was Sales Manager of Marietta Homes, a division of Winston Industries, from 1968 to 1971. From 1966 to 1968, Mr. Batchelor was a Sales Representative for Madrid Homes. Mr. Batchelor has served in the past as Chairman of the Alabama Manufacturer's Housing Institute.

         Johnny R. Long (age 50) has been a Vice President of the Company primarily responsible for purchasing and a Director since the Company's incorporation in 1982. From 1976 to 1982, Mr. Long served as Purchasing Agent for Shiloh Homes, a division of Winston Industries. Mr. Long was Purchasing Agent for Bendix Homes from 1974 to 1976, for Commodore Homes from 1972 to 1974, and for Chevelle Homes from 1966 to 1972.

         Keith W. Brown (age 40) has served as the Company's Chief Financial Officer since the Company's incorporation in 1982 and as a Director since 1989. Mr. Brown served as the Company's Secretary from 1982 to January 1993 and resumed that office in September 1993. He was elected Treasurer in January 1993. From 1980 to 1982, Mr. Brown served as Controller for Shiloh Homes, a division of Winston Industries.

         Keith O. Holdbrooks (age 36) was elected as the Company's Chief Operating Officer in August 1996 by the Company's board of directors. From 1991 to 1996, Mr. Holdbrooks served as General Manager for Southern Homes, a division of the Company, and from 1989 to 1991 served as Sales Manager for Southern
Homes, and from 1985 to 1989 served as salesman for Southern Lifestyle, a division of the Company.

ITEM  2.   PROPERTIES

         The Company's manufactured home segment currently operates eleven home manufacturing facilities (eight in Alabama, and one in each of Texas, North Carolina and Pennsylvania) and four component supply facilities (all in Alabama). The facilities used by the Company's manufactured home segment are as follows:



                           Building                                    Leased or
Unit                       Location                  Square Feet       Owned
----                       --------                  -----------       -----
Manufacturing
  Southern Energy
  Plant #1                 Addison, AL                   72,000        Owned
  Plant #2                 Addison, AL                   55,000        Owned
Southern Life/style
  Plant #1                 Addison, AL                   62,500        Owned
  Plant #2                 Addison, AL                   54,000        Leased








Southern Homes
  Plant #1                 Double Springs, AL            60,000        Owned
  Plant #2                 Double Springs, AL            52,000        Owned
  Plant #3                 Lynn, AL                      90,700        Owned
  Plant #4                 Lynn, AL                      96,000        Owned
Southern Energy Homes
    of Texas               Fort Worth, TX                98,300        Owned
Southern Energy Homes
    of North Carolina      Albemarle, NC                 77,000        Owned
Southern Energy Homes
    of Pennsylvania        Hegins, PA                    85,000        Leased
Component Supply
     Classic Panel         Hartselle, AL                 24,000        Owned
     Wind-Mar Supply       Addison, AL                   22,000        Owned
     Trimmasters           Haleyville, AL                50,000        Leased
     Unique Dinettes       Haleyville, AL                50,000        Leased


         The Company currently operates eight retail sales centers, seven of which are in Alabama and one in Mississippi. Each of the lots are currently leased and such lease terms range from one to five years.

         The corporate headquarters is located at the Southern Energy facility and occupies approximately 3,000 square feet of office space. The Company plans to construct a new facility for its corporate headquarters by the end of 1997.

         Each of the Company's manufacturing facilities, other than the Company's facility in Pennsylvania and its new facility in Lynn, Alabama, is operating near full capacity. During the fiscal year ended January 3, 1997, the Company's Pennsylvania facility was operating at approximately 25% of its daily capacity. The newly constructed facility in Lynn, Alabama has been operating at approximately 20% of its daily capacity since its start-up in February 1997. MH Transport owns and occupies an approximate 1,800 square foot office building in Double Springs, Alabama.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company believes the claim is without merit and intends to vigourously defend the claim, but the litigation is currently in discovery and there can be no assurances as to its likely outcome.

         In addition,  the Company has been informed by  Gesellschoft  fur Bauen
Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. GBH has made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and has attempted to draw upon the letter of credit posted by the Company. The Company has obtained a temporary restraining order preventing GBH from drawing upon the letter of credit and the Company is actively negotiating with GBH to resolve the dispute. In light of the fact that the negotiations with GBH are ongoing, there can be no assurances as to the likely resolution of the GBH claim.

         The Company is a party to various other legal proceedings incidental to its business. The majority of these legal proceedings relate to employment matters or product warranty liability claims for which management believes adequate reserves are maintained. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

ITEM  4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of the Stockholders of the Company during the fourth quarter of fiscal 1996.






                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

         On November 21, 1996, the registrant issued 332,814 shares of common stock, $.0001 par value (the "Shares"), to the stockholders of BR Holding Corp. ("BR Holding") in connection with the registrant's acquisition of BR Holding. The Shares were issued as consideration for the merger of BR Holding with a wholly-owned subsidiary of the registrant. As a result of the merger, the registrant acquired all the issued and outstanding capital stock of BR Holding. The aggregate merger consideration given by the registrant was $5.6 million, of which $1.1 million was paid in cash and $4.5 million was paid with the Shares.

         The Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The Shares were issued to a limited number of individuals who were sophisticated (or whose representative was sophisticated) about business and financial matters. The registrant made available to the purchasers information about the business and finances of the registrant, including reports filed by the registrant pursuant to the Securities Exchange Act of 1934. The registrant also permitted the purchasers to ask questions of and receive answers from its officers and directors concerning the registrant's business and finances. The purchasers made certain representations to the registrant as to, among other things, investment intent and experience and sophistication as to business and financial matters.

RECORD HOLDERS

         As of March 1, 1997, there were 74 record holders. This number does not include those stockholders holding stock in "nominee" or "street" name.

STOCK PRICE PERFORMANCE

         The Company's Common Stock has been publicly traded on the Nasdaq Stock Market since March 12, 1993. The original price per share was $6.93.

                                                1996              1995
                                            Price Range       Price Range
                                            High    Low       High    Low
                  First Quarter             11.75    9.00       7.07    5.60
                  Second Quarter            15.25    9.67       7.47    5.87
                  Third Quarter             16.25  10.00      11.33    8.17
                  Fourth Quarter            18.13  11.38      12.50    8.67

DIVIDENDS

         It is the Company's current policy to retain future earnings to finance the continuing development of its business. The company has not paid any dividends since the initial public offering of its stock.

ITEM  6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data
Southern Energy Homes, Inc. and subsidiaries
(Dollars in thousands, except per share data)



                        Year Ended          Year Ended      Year Ended          Year Ended       Nine Months Ended
                        January 3,        December 29,    December 30,        December 31,            December 30,
                              1997                1995            1994                1993                    1992

Operating Data
--------------
Net revenues              $306,844            $241,268        $188,750            $143,618                 $83,400
Gross profit                43,647              31,125          24,763              19,518                  12,213
Selling, general
and administrative          17,634              13,272          10,633               7,795                   4,744
Provision for credit
 losses                      1,177                   -                                   -                       -
                                 -
Amortization                   517                 422             322                 531                   1,307
Non-recurring
charges(1)                       -                   -               -               1,907                       -
Operating income            24,319              17,431          13,808               9,285                   6,162
Interest expense               131                 146             237                 654                   1,512
Interest income                593                 811             392                 184                       -
Provision for income
  taxes                      9,535               6,854           5,139               3,454                  1,735
Net income                  15,246              11,242           8,824               5,244                  2,915






Net income per share         $1.01               $0.79           $0.62               $0.40                  $0.27
Weighted average
shares outstanding      15,122,578          14,300,466      14,161,135          13,094,010             10,749,999

                        January 3,        December 29,    December 30,        December 31,           December 31,
Balance Sheet Data            1997                1995            1994                1993                   1992
------------------
Total assets               $112,658            $75,899         $54,347             $43,340                $26,735
Long-term  debt                   -                  6             596               1,502                 12,575
Stockholders' equity      $  77,377            $57,242         $38,559             $29,722               $    613




(1) Upon  completion  of the  Company's  initial  public  offering,  the Company
terminated   all   non-compete   agreements   and  wrote  off  $1.9  million  in
non-recurring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended January 3, 1997 as Compared with Year Ended December 29, 1995

         Total net revenues (gross sales less volume discounts, returns, and allowances) and finance revenue for the year ended January 3, 1997 were $306.8 million, which represented an increase of 27.2% over the prior fiscal year. During the fourth quarter of 1996 the Company entered into the retail sector of the industry through the acquisition of BR Holding Corp. and a group of retail companies doing business as Blue Ribbon Homes.

         Net revenues of the manufactured home segment, which includes the Company's retail operations, were $304.8 million for the year ended January 3, 1997 as compared with $241.2 million for the prior year period. Retail home sales accounted for $4.0 million of the manufactured home segment revenues for the year ended January 3, 1997. The average wholesale price per home in 1996 was $28,000, as compared with $27,000 in 1995, an increase of 3.7%. Total homes sold in the year ended January 3, 1997 was 10,940, up 20.5% over the number of homes sold in the prior year period. The increase in homes sold was attributable primarily to increased capacity from a manufactured housing facility in Alabama which was added in the fourth quarter of 1995 and increased production from the Texas plant.

         Revenues from the Company's retail financing segment were $2.0 million for the year ended January 3, 1997, as compared with $30,000 for the prior year period. This increase was attributable to the increased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco"). Wenco has been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.

         Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended January 3, 1997 was $43.6 million, or 14.2% of net revenues, as compared with $31.1 million, or 12.9% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to lower material prices which were partially offset by increased warranty costs. The increase in warranty expense was attributable primarily to an increase in the Company's customer service staff and the expansion of the Company's service fleet.

         Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel, and freight costs. Selling expenses were $7.0 million, or 2.3% of net revenues, during the year ended January 3, 1997, as compared with $5.7 million, or 2.4% of net revenues, during the prior year period. The decrease in selling expense as a percentage of net revenues was attributable primarily to savings in shipping costs realized from an increase in shipments through MH Transport, the Company's trucking subsidiary, which reduced the Company's reliance upon independent trucking companies.

         General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs, and professional fees. General and administrative expenses were $10.6 million, or 3.5% of net revenues, for the year ended January 3, 1997, as compared with $7.6 million, or 3.1% of net revenues, for the same period of 1995. The increase in general and administrative expenses as a percentage of net revenues was attributable primarily to salary increases and the addition of new employees who were hired in order to resolve staffing shortages which have occurred as the Company continues to expand.

         The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. The provision for credit losses for the year ended January 3, 1997 was $1.2 million as compared with $0 for the year ended December 29, 1995. The increase in the provision for loan losses was due to the increase in installment contracts receivable from $655,000 in 1995 to $27.6 million in 1996.

         Interest income for the year ended January 3, 1997 was $593,000 as compared with $811,000 for the year ended December 29, 1995. The decrease in interest income reflects lower average investment balances during the year ended January 3, 1997.

         Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the year ended January 3, 1997 was $9.5 million, or an effective tax rate of 38.5%, compared with $6.9 million, or an effective tax rate 37.9%, for the year ended December 29, 1995. The increase in effective tax rate is attributable in part to the Company's movement into a higher federal income tax bracket and also reflects a proportional shift in the Company's income from Alabama to other states which have higher income tax rates than Alabama.

Year Ended December 29, 1995 as Compared with Year Ended December 30, 1994

         Net revenues for the year ended December 29, 1995 were $241.3 million, which represented an increase of 27.8% over the same period of 1994. The average price per home in 1995 was $27,000 as compared with $25,000 in 1994, an increase of 8.0%. The total number of homes sold in the year ended December 29, 1995 was 9,079, up 20.0% over the number of homes sold in the prior year period. The increase in the number of homes sold was attributable primarily to increased capacity from a manufactured housing facility in North Carolina acquired during the third quarter of 1994 and increased production from the Texas and Alabama plants added during 1993 that were still in a start-up phase of operation during the first six months of 1994.

         Gross profit for the year ended December 29, 1995 was $31.1 million, or 12.9% of net revenues, as compared with $24.8 million, or 13.1% of net revenues, in the prior year period. This decrease in the gross profit percentage was attributable primarily to increased warranty and labor costs which were partially offset by lower material prices. The increase in warranty expense as a percentage of net revenues was attributable primarily to an increase in the Company's customer service staff, the development of a regional customer service center in Addison, Alabama, and the expansion of the Company's service fleet.

         Selling expenses were $5.7 million, or 2.4% of net revenues,during the year ended December 29, 1995, as compared with $4.8 million, or 2.6% of net revenues, during the prior year period. The decrease in selling expenses as a percentage of net revenues was attributable primarily to savings in shipping costs realized from shipments through MH Transport, the Company's trucking subsidiary, which reduced the Company's reliance upon independent trucking companies.

         General and administrative expenses were $7.6 million, or 3.1% of net revenues, for the year ended December 29, 1995, as compared with $5.8 million, or 3.1% of net revenues, for the same period of 1994. The increase in general and administrative expenses was attributable primarily to additional employees who were hired in order to resolve staffing shortages which had occurred as the Company continued to expand.

         Interest income for the year ended December 29, 1995 was $811,000 as compared with $392,000 for the year ended December 30, 1994. The increase in interest income reflected higher investment yield and higher average investment balances.

         Income tax expense for the year ended December 29, 1995 was $6.9 million, or an effective tax rate of 37.9%, compared with $5.1 million, or an effective tax rate of 36.8%, for the year ended December 30, 1994. The increase in effective tax rate was attributable in part to the Company's movement into a higher federal income tax bracket and also reflected a proportional shift in the Company's income from Alabama to other states which have higher income tax rates than Alabama.

LIQUIDITY AND CAPITAL RESOURCES

         Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

Cash Flows

         During the year ended January 3, 1997, the Company's cash used by operations was approximately $9.2 million. Cash used by operations includes originations of installment contracts of $27.5 million, increased inventory and prepayments of $7.3 million, and decreased accounts payable of $1.2 million. These amounts were partially offset by net income of $15.2 million, decreased accounts receivable of $3.9 million, and increased accrued liabilities of $4.5 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $5.5 million, borrowings of $3.1 million, maturities of investments of $2.1 million, and purchase of subsidiaries for $1.2 million.






         During the year ended December 29, 1995, the Company's cash provided by operations was approximately $8.4 million. Cash provided by operations includes net income of $11.2 million and increased accounts payable and accrued liabilities of approximately $2.7 million. These amounts were partially offset by an increase in accounts receivable of approximately $5.3 million and an increase in inventories of approximately $1.3 million. Each of these increases was primarily related to sales growth. In addition to cash provided by operating activities, other significant cash flows included net proceeds from the issuance of common stock of $7.2 million, capital expenditures of $5.2 million, maturities of investments of $4.9 million, and repayments of long-term debt of $1.5 million.

         Subsequent to January 3, 1997, the Company formed a joint venture, Wenco 21, with 21st Century, which through 21st Century will originate and service retail installment contracts. The Company has made an initial capital contribution of $500,000 to Wenco 21, representing a 50 percent ownership interest of the joint venture. Under its joint venture agreement with 21st Century, the Company may be called upon to make additional capital contributions or loans in order to meet Wenco 21's capital requirements. The Company believes that cash on hand,cash generated by its operations, and funds available under its existing line of credit will be adequate to fund any such commitments.

         At January 3, 1997, the Company's net working capital was $17.7 million, including $5.3 million in cash and cash equivalents, as compared with $34.4 million at December 29, 1995, including $16.8 million in cash and cash equivalents and $2.1 million in investments. The decrease in net working capital was a result of a decrease in cash and cash equivalents of $11.5 million and increased notes payable and accrued liabilities of $16.6 million, which was partially offset by increased inventories of $15.8 million. The increase in inventory and notes payable was primarily attributable to the homes held at the recently acquired retail locations and the related floor-plan financing. The Company also has a $10.0 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has no outstanding borrowings under this line.

         Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At January 3, 1997, the Company's contingent repurchase liability under floorplan financing arrangements was approximately $91.2 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floorplan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

         During 1997, the Company plans to build a new corporate office facility in Addison, Alabama at a cost of approximately $1.5 million and plans to acquire or open more retail sales centers. The Company believes that cash on hand, cash generated by operations, and funds available under its existing line of credit will be adequate to fund its expansion plans.

Expansion
         The Company has continued to demonstrate its ability to increase sales, expand production capacity, and vertically integrate its operations through the acquisition of additional manufacturing facilities and businesses.

         In August 1995, the Company purchased a 90,700-square-foot manufacturing facility in Lynn, Alabama for $150,000 and expended approximately $800,000 for capital improvements to prepare the facility for full production. Production commenced at this facility in October 1995.

         In November 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities of a manufactured housing company located in Hegins, Pennsylvania for approximately $942,000.

         In January 1996, the Company acquired substantially all of the assets and assumed all of the liabilities of a moulding company located in Haleyville, Alabama for approximately $175,000.

         In April 1996, the Company purchased an additional 96,000square-foot manufacturing facility in Lynn, Alabama for approximately $425,000 and expended approximately $2.0 million for capital improvements to prepare the facility for full production. Production commenced at this facility in February 1997.








         In July 1996, the Company acquired substantially all of the assets and assumed all of the liabilities of a table and countertop company located in Haleyville, Alabama for approximately $145,000.

         In October 1996, the Company formed a joint venture with Belmont Homes and Cavalier Homes to produce and supply cabinet doors to each of the participant's manufacturing operations. The joint venture was capitalized by the Company with $770,000.

         In November 1996, the Company acquired a group of retail sales centers in Alabama and Mississippi. The purchase price consisted of approximately $1.1 million in cash and $4.5 million of common stock issued. The Company is obligated to make additional payments to the seller if the acquired business meets certain earnings targets.

Inflation

         The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.





ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets


                                                                                 January 3,    December 29,
                                                                                       1997            1995
                                                                            ---------------- ---------------
ASSETS
Current assets:
Cash and cash equivalents                                                        $5,299,000     $16,750,000
Investments                                                                               -       2,076,000
Accounts receivable, less allowance for doubtful accounts of $362,000 and
$163,000, respectively                                                           17,558,000      21,070,000
Installment contracts receivable                                                    421,000          18,000
Inventories                                                                      27,019,000      11,226,000
Deferred tax benefits                                                             1,829,000       1,269,000
Prepayments and other                                                               890,000         623,000
                                                                            ---------------- ---------------
                                                                                 53,016,000      53,032,000
                                                                            ---------------- ---------------
Property, plant, and equipment:
Property, plant, and equipment, at cost                                          23,527,000      17,521,000
Less - accumulated depreciation                                                 (5,169,000)     (3,690,000)
                                                                            ================ ===============
                                                                                 18,358,000      13,831,000
                                                                            ================ ===============
Intangibles and other non-current assets:
Installment contracts receivable, less allowance for credit losses of
$1,142,000 at January 3, 1997                                                    26,064,000         637,000
Goodwill                                                                         13,093,000       7,509,000
Non-compete agreements                                                              667,000         328,000
Organization and pre-operating costs                                                649,000         523,000
Other assets                                                                        811,000          39,000
                                                                            ---------------- ---------------
                                                                                 41,284,000       9,036,000
                                                                            ---------------- ---------------
                                                                               $112,658,000     $75,899,000
                                                                            ================ ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                   $12,025,000              $-
Current maturities of long-term debt                                                      -          86,000
Accounts payable                                                                  4,303,000       4,947,000
Volume incentive payable                                                          8,541,000       5,761,000
Accrued payroll-related expenses                                                  2,743,000       2,447,000
Accrued workers' compensation                                                     2,426,000       1,262,000
Accrued warranty                                                                  1,944,000       2,088,000
Accrued legal and accounting                                                      1,259,000         729,000
Accrued other                                                                     2,040,000       1,331,000
                                                                            ---------------- ---------------
                                                                                 35,281,000      18,651,000
                                                                            ---------------- ---------------
Long-term debt                                                                            -           6,000
                                                                            ---------------- ---------------
Commitments and Contingencies
                                                                            ---------------- ---------------
Stockholder's equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none
outstanding                                                                               -               -
Common stock, $.0001 par value, 20,000,000 shares authorized, 15,437,801 shares outstanding at January 3, 1997; 15,053,388 shares outstanding at
December 29, 1995                                                                     2,000           1,000
Capital in excess of par                                                         35,999,000      31,111,000
Retained earnings                                                                41,376,000      26,130,000
                                                                            ---------------- ---------------
                                                                                 77,377,000      57,242,000
                                                                            ---------------- ---------------
                                                                               $112,658,000     $75,899,000
                                                                            ================ ===============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.





Consolidated Statements of Operations



                                                                                              Year Ended
                                                                               January 3,      December 29,      December 30,
                                                                                     1997              1995              1994
                                                                               (53 Weeks)        (52 Weeks)        (52 Weeks)
                                                                         ----------------- ----------------- -----------------
Net revenues                                                                 $306,844,000      $241,268,000      $188,750,000
Cost of sales                                                                 263,197,000       210,143,000       163,987,000
                                                                         ----------------- ----------------- -----------------
Gross profit                                                                   43,647,000        31,125,000        24,763,000
                                                                         ----------------- ----------------- -----------------
Operating expenses:
Selling                                                                         7,015,000         5,712,000         4,846,000
General and administrative                                                     10,619,000         7,560,000         5,787,000
Provision for credit losses                                                     1,177,000
                                                                                                          -                 -
Amortization of intangibles                                                       517,000           422,000           322,000
                                                                         ----------------- ----------------- -----------------
                                                                               19,328,000        13,694,000        10,955,000
Operating income                                                               24,319,000        17,431,000        13,808,000
                                                                         ----------------- ----------------- -----------------
Interest expense                                                                  131,000           146,000           237,000
Interest income                                                                   593,000           811,000           392,000
                                                                         ----------------- ----------------- -----------------
Income before provision for income taxes                                       24,781,000        18,096,000        13,963,000
Provision for income taxes                                                      9,535,000         6,854,000         5,139,000
Net income                                                                    $15,246,000       $11,242,000        $8,824,000
                                                                         ================= ================= =================
Net income per share                                                                $1.01            $ 0.79             $
                                                                                                                         0.62
                                                                         ================= ================= =================
Weighted average number of common and common equivalent shares                 15,122,578        14,300,466        14,161,135
                                                                         ================= ================= =================



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





Consolidated Statements of Stockholders' Equity



                                            Common Stock
                                   --------------------------------
                                                                        Capital in        Retained
                                             Shares         Amount   Excess of Par        Earnings                Total
                                   ----------------- -------------- --------------- --------------- --------------------
Balance, December 31, 1993               14,159,436         $1,000     $23,657,000      $6,064,000          $29,722,000
Exercise of stock option                      1,875              -          13,000               -               13,000
Net income                                        -              -               -       8,824,000            8,824,000
                                   ----------------- -------------- --------------- --------------- --------------------
Balance, December 30, 1994               14,161,311          1,000      23,670,000      14,888,000           38,559,000
Net proceeds from issuance of
common stock                                862,500              -       7,236,000               -            7,236,000
Exercise of stock options                    29,577              -         205,000               -              205,000
Net income                                        -              -               -      11,242,000           11,242,000
                                   ----------------- -------------- --------------- --------------- --------------------
Balance, December 29, 1995               15,053,388          1,000      31,111,000      26,130,000           57,242,000
Exercise of stock options                    51,599              -         357,000               -              357,000
Issuance of common stock in
connection with acquisition                 332,814          1,000       4,531,000               -            4,532,000
Net income                                        -              -               -      15,246,000           15,246,000
                                   ----------------- -------------- --------------- --------------- --------------------
Balance, January 3, 1997                 15,437,801         $2,000     $35,999,000     $41,376,000          $77,377,000
                                   ----------------- -------------- --------------- --------------- --------------------


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





Consolidated Statements of Cash Flows



                                                                              Year Ended
                                                               January 3,   December 29,      December 30,
                                                                     1997           1995              1994
                                                               (53 Weeks)      (52 Weeks)        (52 Weeks)
                                                         ----------------- ----------------- -----------------
Operating activities:
Net income                                                    $15,246,000       $11,242,000        $8,824,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation of property,plant, and equipment                   1,168,000         1,273,000           959,000
Provision (credit) for deferred income taxes                    (560,000)         (158,000)             3,000
Gain on sale of property, plant, and equipment                     37,000            13,000             2,000
Amortization of intangibles                                       517,000           422,000           322,000
Provision for doubtful accounts                                   210,000            22,000            31,000
Accretion of discount on debt                                           -            78,000           103,000
Provision for credit losses                                     1,177,000                 -                 -
Change in assets and liabilities, net of effect from
purchase of subsidiaries:
Accounts receivable                                             3,936,000       (5,277,000)       (2,083,000)
Inventories                                                   (7,039,000)       (1,260,000)       (1,215,000)
Prepayments and other                                           (255,000)         (723,000)         (127,000)
Accounts payable                                              (1,174,000)           328,000         (529,000)
Accrued liabilities                                             4,525,000         2,418,000         1,834,000
Origination of installment contracts                         (27,497,000)                 -                 -
Principal collected on originated installment contracts           490,000                 -                 -
                                                         ----------------- ----------------- -----------------
Net cash provided by (used in) operating activities           (9,219,000)         8,378,000         8,124,000
                                                         ----------------- ----------------- -----------------
Investing activities:
Purchase of subsidiaries,net of cash acquired                 (1,217,000)         (942,000)       (5,745,000)
Capital expenditures                                          (5,501,000)       (5,161,000)       (3,066,000)
Maturities of investments                                       2,076,000         4,924,000                 -
Purchase of investments                                                 -                 -       (7,000,000)
Investment in joint venture                                     (770,000)                 -                 -
Increase in organization and pre-operating costs                (305,000)         (482,000)                 -
Proceeds from sale of property, plant, and equipment               68,000            42,000             8,000
                                                         ----------------- ----------------- -----------------
Net cash used in investing activities                         (5,649,000)       (1,619,000)      (15,803,000)
                                                         ----------------- ----------------- -----------------
Financing activities:
Net borrowings on notes payable                                 3,060,000                 -                 -
Repayments of long-term debt                                            -       (1,454,000)       (1,151,000)
Net proceeds from issuance of common stock                              -         7,236,000                 -
Proceeds from exercise of stock options                           357,000           205,000            13,000
                                                         ----------------- ----------------- -----------------
Net cash provided by (used in) financing activities             3,417,000         5,987,000       (1,138,000)
                                                         ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash equivalents         (11,451,000)        12,746,000       (8,817,000)
Cash and cash equivalents at beginning of period               16,750,000         4,004,000        12,821,000
                                                         ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                     $5,299,000       $16,750,000        $4,004,000
                                                         ----------------- ----------------- -----------------
Supplemental cash flow information:
Cash paid for interest                                           $131,000          $ 78,000          $141,000
                                                         ================= ================= =================
Cash paid for income taxes                                     $9,369,000        $7,568,000        $5,400,000
                                                         ================= ================= =================



Supplemental disclosures of non-cash investing activities:

During fiscal 1996 the Company purchased BR Holding Corp. for $5.6 million, of which $4.5 million was paid through the issuance of 332,814 shares of the Company's common stock. See Note 3. The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.





Notes to Consolidated Financial Statements

1. The Company and Basis of Presentation:

         Southern Energy Homes, Inc. (the "Company") is primarily involved in two industry segments: the production and retail sale of manufactured homes and the retail financing of manufactured homes. The Company produces manufactured homes, primarily on a custom basis, for wholesale to dealers located primarily in the southeastern and south central regions of the United States. The Company recently acquired its retail home sales operation through a merger with BR Holding Corp. ("BR Holding"; see Note 3). BR Holding sells homes on a retail basis, primarily in the southeastern United States. Wenco Finance, Inc., the Company's wholly owned finance subsidiary ("Wenco"), has been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.

         The Company is on a 52/53-week year with the fiscal year ending on the Friday closest to the last day of December. The 1995 and 1994 fiscal years included 52 weeks and the 1996 fiscal year included 53 weeks. All references to years relate to fiscal years rather than calendar years.

         The Company's business is seasonal and cyclical with the potential for significant fluctuations in quarterly earnings being affected by factors impacting the broader housing market, including the availability and cost of customer financing and changes in the cost of construction materials.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies:

Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements. The Company accounts for its investments of 50% or less in joint ventures on the equity basis of accounting. Therefore, the Company's share of income/loss is recorded as an adjustment to the original investment.

         In December 1996, the Company purchased a 33% interest in a manufacturing joint venture with other manufactured home builders for $770,000. The joint venture will manufacture cabinet doors for sale to participants in the joint venture as well as thirdparty customers. As no significant activity occurred from inception of the joint venture through year end, the investment is carried at the cost of the original contribution by the Company.

Cash and Cash Equivalents
         For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and highly liquid debt instruments and investments purchased with an original maturity of three months or less.

Investments
         The Company classified its investments, which primarily represent U.S. Treasury Notes, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred income taxes, being reported as a separate component of stockholders' equity.

Inventories
         Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                            January 3,        December 29,
                                                  1997                1995
                                           -------------------------------
Raw materials                              $11,607,000         $ 9,658,000
Work in progress                             1,108,000           1,007,000
Finished goods                              14,304,000             561,000
                                           -------------------------------
                                           $27,019,000         $11,226,000
                                           ===============================





         The increase in finished goods inventory was primarily attributable to the acquisition in November 1996 of the Company's six retail sales centers and the inventories held at those locations.

Property, Plant, and Equipment
         Property, plant, and equipment are recorded at cost. Depreciation is computed on the straight-line, accelerated cost recovery system or modified accelerated cost recovery system methods over the estimated service lives of depreciable assets (10-31 years for buildings and improvements, 3-10 years for machinery and equipment, 5-7 years for office equipment, and 710 years for leasehold improvements, which is the lesser of the lease term or the asset's useful life). Cost of property, plant, and equipment is as follows:

                                                January 3,      December 29,
                                                      1997              1995
                                             -------------------------------
Land                                         $     493,000     $     357,000
Buildings and improvements                      10,465,000         9,150,000
Machinery and equipment                          7,963,000         6,483,000
Office equipment                                   836,000           567,000
Leasehold improvements                           1,140,000           735,000
Construction in progress                         2,630,000           229,000
                                             -------------------------------
                                               $23,527,000       $17,521,000
                                             ===============================


         Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property, plant, and equipment accounts are relieved of cost and accumulated depreciation and any resulting gain or loss is credited or charged to income.

Allowance for Credit Losses

         The allowance for credit losses is established to provide for possible losses related to installment contracts receivable. The allowance for credit losses is determined based on the Company's historical loss experience after adjusting for current economic conditions. Management, after assessing the loss experience and economic conditions, adjusts reserves through periodic provisions.

Actual credit losses are charged to the allowance when incurred.

         An analysis of the allowance for losses on installment contracts receivable is as follows:

                                                       January 3,
                                                             1997
                                                    -------------
Balance, beginning of year                          $           0
Provision for credit losses                             1,177,000
Charge-offs                                              (35,000)
                                                     ------------
Balance, end of year                                   $1,142,000
                                                     ============

Intangible Assets

         The intangible assets recorded by the Company in connection with various acquisitions are amortized on a straight-line basis. As of January 3, 1997 and December 29, 1995, accumulated amortization of intangibles amounted to $2,158,000 and $1,641,000, respectively. The applicable intangible amortization periods are as follows:

Goodwill                                    30 years
Non-compete agreements                      4 to 10 years
Organization and pre-operating costs        5 years

Long-Lived Assets

         The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the operations of the Company may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value and the amount of such impairment is charged to earnings.

Volume Incentive Payable

         The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. Such rebates (reflected as a reduction of gross sales) are recorded at the time sales to independent dealers are recognized.





Product Warranties

         The Company warrants its products against certain manufacturing defects for a period of up to five years commencing at the time of retail sale. The estimated cost of such warranties is accrued at the time of sale to the independent dealer based on historical warranty costs incurred. Periodic adjustments to the accrual will be made as events occur which indicate changes are necessary.

Insurance Arrangements

         The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $300,000 per occurrence (with an annual aggregate stop-loss limit of $2,000,000 for all claims), and for all health-care claims in excess of $55,000 per occurrence (with an annual aggregate stoploss limit of $2,900,000 for all claims). Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

Income Taxes

         The Company utilizes the asset and liability method of accounting for deferred income taxes and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Fair Value of Financial Instruments

         Because of the short-term nature of the Company's financial instruments and the low interest rate volatility associated with the installment contracts receivable, the fair value of the Company's financial instruments at January 3, 1997 and December 29, 1995 approximated book value at those dates.

Revenue Recognition - Manufactured Housing

         The Company manufactures its homes pursuant to dealer orders, and sales to independent dealers and related transit costs are recognized upon completion of the home. Almost all of the Company's sales to its independent dealers are under floor-plan financing arrangements. Under these floor-plan financing arrangements, the Company bills the dealers upon completion of manufacture and at the same time transfers title. Consistent with these arrangements, the Company typically does not allow independent dealers to cancel a purchase after manufacture by the Company has commenced. The Company carries insurance which covers possible damage to a home while on the Company's premises prior to shipment and during shipment when transported by the Company's trucking subsidiary. Independent trucking companies transporting the Company's homes carry insurance to cover damage during shipment. With respect to its retail operations, the Company records a retail home sale when the customer signs an installment contract for the purchase of a manufactured home and the Company receives the appropriate down payment.

Revenue Recognition - Retail Financing

         Interest income from installment contract receivables is recognized using the interest method. Accrual of interest income on installment contract receivables is suspended when a loan is contractually delinquent for ninety days or more. Interest accruals resume when the loan becomes contractually current, and past-due interest income is recognized at that time. Most of the installment contract receivables are with borrowers in the southern portion of the United States and are collateralized by manufactured homes.

Net Income per Share

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (whose effects are dilutive) outstanding during the respective periods.

3. Business Combinations:

         On November 21, 1996, the Company acquired the stock of BR Holding, a holding company which operated a group of retail companies participating in the retail sale of manufactured homes and was doing business as Blue Ribbon Homes. BR Holding also operated an insurance agency which provides homeowner insurance for manufactured homes. The Company paid $1,075,000 in cash and issued 332,814 shares of the Company's common stock (approximate market value on November 21, 1996 of $4,532,000). The acquisition was accounted for under the purchase method of accounting; thus the financial statements as of January 3, 1997 and for the year then ended reflect the operations of BR Holding from the date of acquisition. The total purchase price exceeded the fair value of net assets
(assets of $9.9 million, less liabilities of $9.8 million) acquired by $5,480,000, which amount is being amortized over 30 years as goodwill. In addition, the Company entered into four-year non-compete agreements with the former stockholders of BR Holding for an aggregate amount of $50,000, which amount is included in the cash purchase price noted above. The stock purchase agreement requires the Company to make additional payments to the seller contingent on future earnings performance of BR Holding. Any additional payments will be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. The results of operations with respect to BR Holding were not significant and, accordingly, no pro forma results have been provided.

         In July 1996, the Company also acquired Unique Dinettes, Inc. ("Unique"), a manufacturer of ceramic tables and countertops. The total purchase price of $434,000 was paid in all cash, and exceeded the fair value of the acquired assets by $44,000. The Unique acquisition was accounted for under the purchase method of accounting. The results of operations with respect to Unique were not significant and pro forma results have not been provided.

         In January 1996, the Company also acquired Trimmasters, Inc. ("Trimmasters"), a manufacturer of trim moulding. The total purchase price of $356,000 was paid in all cash, and exceeded the fair value of the acquired assets by $297,000. The Trimmasters acquisition was accounted for under the purchase method of accounting. The results of operations with respect to Trimmasters were not significant and pro forma results have not been provided.

         On November 20, 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities of Imperial Homes Corporation, Inc. ("Imperial-PA"). This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $2.5 million was composed of approximately $950,000 in cash and the assumption of $1.5 million in liabilities. The financial statements as of December 29, 1995 and for the year then ended reflected the operations of Imperial-PA from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired by $459,000, which amount is being amortized over 30 years as goodwill. In addition, the Company entered into tenyear noncompete agreements with the former stockholders of Imperial-PA for an aggregate amount of $150,000, which amount was included in the cash purchase price noted above.

4. Income Taxes:

         The provision (benefit) for income taxes for the respective periods was as follows:

                               January 3,   December 29,      December 30,
                                     1997           1995              1994
Federal:
Current                        $9,294,000     $6,516,000        $4,646,000
Deferred                         (521,000)      (142,000)            3,000
                               -------------------------------------------
                                8,773,000      6,374,000         4,649,000
                               -------------------------------------------
State:
Current                           801,000        496,000           490,000
Deferred                          (39,000)       (16,000)                -
                               -------------------------------------------
                                  762,000        480,000           490,000
                               -------------------------------------------
Total provision                $9,535,000     $6,854,000        $5,139,000
                               ===========================================

         The provision for income taxes differed from the amounts computed by applying the federal statutory rate of 35% in 1996 and 1995 and 34% in 1994 due to the following:

                                       January 3,    December 29,   December 30,
                                             1997            1995           1994
Tax provision at the federal
statutory rate                         $8,671,000      $6,334,000     $4,747,000
State income taxes, net of
federal benefit                           496,000         367,000        323,000
Goodwill amortization                      58,000          57,000         55,000
Other                                     310,000          96,000         14,000
                                       -----------------------------------------
                                       $9,535,000      $6,854,000     $5,139,000
                                       =========================================






         Temporary differences which created deferred tax assets at January 3, 1997 and December 29, 1995 were as follows:

                                             January 3,         December 29,
                                                   1997                 1995
                                            ---------------------------------
Warranty accrual                            $    721,000       $     695,000
Workers' compensation accrual                    867,000             447,000
Legal and accounting accrual                     457,000             258,000
Other                                           (216,000)           (131,000)
                                            ---------------------------------
                                             $1,829,000           $1,269,000
                                            =================================

5. Notes Payable:

         The Company routinely finances its inventory of homes held by its retail centers through floor-plan notes payable with a financial institution. The notes normally require periodic payments of principal and interest, and full payment when the home is sold to a customer. The maximum and average amounts of borrowings outstanding under the notes payable during the year ended January 3, 1997 were $12,025,000 and $10,137,000, respectively. The weighted average interest rate on these borrowings during 1996 was 9.13%

         The Company has a $10 million unsecured bank line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5% (5.44% at January 3, 1997). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company had no outstanding borrowings on this line at January 3, 1997 and December 29, 1995.

6. Commitments and Contingencies:

Repurchase Agreements

         It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally, the agreements provide for the manufacturer to repurchase manufactured homes from the financing institution in the event of repossession upon a dealer's default. The Company's contingent liability under such agreements was approximately $91 million as of January 3, 1997 and $62 million as of December 29, 1995. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements will not have a material effect on the financial condition of the Company.

Interest Reimbursement

         The Company has agreements with certain dealers to reimburse them for their interest costs incurred in connection with floorplan financing. Interest expense related to these agreements is classified as a selling expense in the accompanying consolidated statements of operations. For the years ended January 3, 1997, December 29, 1995, and December 30, 1994, interest expense related to these agreements amounted to $735,000, $634,000, and $566,000, respectively.

Employee Benefit Plans

         The Company maintains a stock option plan which authorizes a total of 407,814 shares of Company common stock for issuance to key employees and advisors. The Company granted options to acquire 93,909, 138,654, and 97,026 shares of common stock in 1996, 1995, and 1994, respectively, at an exercise price ranging from $6.67 to $6.93. The exercise price of each option approximated the fair market value of the Company's common stock at the date of grant.

         The Company also maintains a stock option plan which authorizes a total of 75,000 shares of Company common stock for issuance to the Company's outside directors. In 1996, the Company granted options to acquire 15,000 shares of common stock to certain outside directors at an exercise price of $11.625. The exercise price of the options approximated the fair market value of the Company's common stock at the date of grant.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation expense for the Company's stock option plans for awards in 1996 and in 1995 been determined under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," based on the fair market value at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:






                                                      1996                1995
                                               -------------------------------
Net income - as reported                       $15,246,000         $11,242,000
Net income - pro forma                         $14,993,000         $11,166,000
Net income per share - as reported             $      1.01         $      0.79
Net income per share - pro forma               $      0.99         $      0.78

         The following table summarizes the changes in the number of shares under option pursuant to the plans described above:



                                    Weighted                            Weighted                           Weighted
                  January 3,        average           December 29,      average          December 30,      average
                  1997              exercise price    1995              exercise price   1994              exercise price
                  -------------------------------------------------------------------------------------------------------
Outstanding at
beginning of year 285,032           $6.91            190,391            $6.93            95,240            $6.93
Granted           108,909            7.58            138,654             6.89            97,026             6.93
Exercised         (51,599)           6.93            (29,577)            6.93            (1,875)            6.93
Forfeited          (2,579)           6.93            (14,436)            6.93                 -                -
                  -------------------------------------------------------------------------------------------------------
Outstanding at
end of year       339,763            7.45            285,032             6.91           190,391             6.93
Exercisable at
end of year       194,931            7.28            106,952             6.93            47,620             6.93
                  -------------------------------------------------------------------------------------------------------
Weighted average
estimated fair
value of options
granted                             $6.21                               $2.82                               N/A
                  -------------------------------------------------------------------------------------------------------



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0.0%; expected volatility of 0.42%; risk-free interest rate of 6.09%; expected life of 5 years; and vesting of 100% over a two-year period. The weighted average contractual life of the options outstanding at January 3, 1997 is 9 years.

         The Company maintains employment agreements with certain employees which renew automatically for additional one-year periods unless terminated by either of the parties. The agreements provide for minimum base salaries and incentive compensation (as defined therein). In addition, the agreements provide for payment of up to six months' salary and/or bonus under certain circumstances (for example, termination without cause or upon death).

         The Company offers a 401(k) retirement plan to employees having completed one year of service, whereby eligible employees may contribute up to 20% of their annual compensation subject to limitations by the Internal Revenue Service. The Company may match up to 100% of the employee contributions as limited by the Internal Revenue Service. For the years ended January 3, 1997, December 29, 1995, and December 30, 1994, the Company expensed $66,000, $63,000, and $60,000, respectively, related to the plan.

Operating Leases

         The Company leases certain manufacturing facilities under operating leases. Rent expense under all leases was $404,000 for the year ended January 3, 1997, $150,000 for the year ended December 29, 1995, and $283,000 for the year ended December 30, 1994. Future minimum lease payments at January 3, 1997 are $693,000, $693,000, $677,000, $678,000, and $503,000 for each of the next five years.

Litigation

         The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company believes the claim is without merit and intends to vigorously defend the claim, but the litigation is currently in discovery and there can be no assurances as to its likely outcome.

         In addition,  the Company has been informed by  Gesellschoft  fur Bauen
Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and has attempted to draw upon the letter of credit posted by the Company. The Company has obtained a temporary restraining order preventing GBH from drawing upon the letter of credit and the Company is actively negotiating with GBH to resolve the dispute. In light of the fact that the negotiations with GBH are ongoing, there can be no assurances as to the likely resolution of the GBH claim.

         The Company is a party to various other legal proceedings incidental to its business. The majority of these legal proceedings relate to employment matters or product warranty liability claims for which management believes adequate reserves are maintained. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

7. Related Party Transactions:

         The Company had sales to a development company affiliated with certain stockholders who were also executive officers of the Company during the years ended January 3, 1997, December 29, 1995, and December 30, 1994, which amounted to $691,000, $1.4 million, and $1.5 million, respectively. Transactions with the development company have been at prices and on terms no less favorable to the Company than transactions with independent third parties.

8. Stock Split:

         On June 4, 1996, the Board of Directors of the Company voted to approve a 3-for-2 stock split of the Company's common stock, payable in the form of a 50% stock dividend on July 3, 1996 to stockholders of record on June 19, 1996. The stock split resulted in one additional share of common stock being issued for each two shares of common stock issued and outstanding on the record date. The par value of the common stock remained unchanged at $.0001 per share. Cash was paid in lieu of issuing fractional shares. All share and per share amounts have been retroactively restated to reflect this split.

9. Summary of Unaudited Quarterly Financial Data:

       Unaudited quarterly financial information is as follows:

                                             Quarter Ended                                     Year Ended
---------------------------------------------------------------------------------------------------------
                      March 29,            June 28,    September 29,        January 3,         January 3,
                           1996                1996             1996              1997               1997
                    -------------------------------------------------------------------------------------
Net revenues        $71,111,000         $83,921,000      $77,414,000       $74,398,000       $306,844,000
Gross profit          9,348,000          12,603,000       10,924,000        10,772,000         43,647,000
Provision for
 income taxes         2,067,000           2,761,000        2,509,000         2,198,000          9,535,000
Net income            3,297,000           4,418,000        4,017,000         3,514,000         15,246,000
Net income
 per share               $ 0.22              $ 0.29           $ 0.27             $0.23             $ 1.01
Weighted average
 number of common
 and common
 equivalent shares   15,053,413          15,071,239       15,101,706        15,253,940         15,122,578

                                            Quarter Ended                                      Year Ended
---------------------------------------------------------------------------------------------------------
                      March 31,            June 30,    September 29,      December 29,       December 29,
                           1995                1995             1995              1995               1995
---------------------------------------------------------------------------------------------------------
Net revenues        $55,569,000         $61,215,000      $58,460,000       $66,024,000       $241,268,000
Gross profit          6,665,000           8,502,000        7,910,000         8,048,000         31,125,000
Provision for
 income taxes         1,260,000           1,934,000        1,755,000         1,905,000          6,854,000
Net income            2,233,000           3,249,000        3,064,000         2,696,000         11,242,000
Net income
 per share               $ 0.16              $ 0.23           $ 0.22            $ 0.18             $ 0.79
Weighted average
 number of common
 and common
 equivalent shares   14,161,336          14,161,336       14,161,336        14,717,860         14,300,466








10. Subsequent Events:

         Wenco has been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture, Wenco 21, with 21st Century. The Company has made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest of the joint venture. Wenco 21 will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.
         Subsequent to January 3, 1997, the Company contracted to build a new corporate office facility adjacent to its Southern Energy plant in Addison, Alabama at a cost of approximately $1.5 million.

11. Business Segment Information:

         The Company's operations by industry segment are presented in the table below.


                                                              Year Ended
                                    --------------------------------------------------------
                                            January 3,        December 29,      December 30,
                                                  1997                1995              1994
                                    --------------------------------------------------------
Net revenues:
Manufactured housing                      $304,865,000        $241,238,000      $188,750,000
Retail financing                             1,979,000              30,000                 -
                                    --------------------------------------------------------
                                          $306,844,000        $241,268,000      $188,750,000
                                    --------------------------------------------------------
Operating income:
Manufactured housing                       $24,909,000         $17,468,000       $13,808,000
Retail financing                              (590,000)            (37,000)                -
                                    --------------------------------------------------------
                                           $24,319,000         $17,431,000       $13,808,000
                                    --------------------------------------------------------
Identifiable assets:
Manufactured housing                       $78,155,000         $54,526,000       $41,709,000
Retail financing                            27,635,000             746,000            81,000
                                    --------------------------------------------------------
                                          $105,790,000         $55,272,000       $41,790,000
                                    --------------------------------------------------------










Report of Independent Public Accountants
Southern Energy Homes, Inc. and subsidiaries

To Southern Energy Homes, Inc.:

         We have audited the accompanying consolidated balance sheets of Southern Energy Homes, Inc. (a Delaware Corporation) and Subsidiaries as of January 3, 1997 and December 29, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 3, 1997, December 29, 1995, and December 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Energy Homes, Inc. and Subsidiaries as of January 3, 1997 and December 29, 1995 and the results of their operations and their cash flows for each of the years ended January 3, 1997, December 29, 1995, and December 30, 1994, in conformity with generally accepted accounting principles.

Birmingham, Alabama
February 20, 1997 (except with respect to the matter  discussed in Note 6, as to which the date is March 27,
1997)






Statement of Management's Responsibility
Southern Energy Homes, Inc. and subsidiaries

         The financial statements and related information herein were prepared by the Company and were based on generally accepted accounting principles, appropriate in the circumstances to reflect in all material respects the consolidated financial position of the Company as of January 3, 1997 and December 29, 1995, and the consolidated results of operations and cash flows for the years ended January 3, 1997, December 29, 1995, and December 30, 1994. The financial information presented elsewhere in this report has been prepared in a manner consistent with the financial statement disclosures.

         Management is responsible for the reliability and integrity of these statements. In meeting this responsibility, management maintains an accounting system and related internal controls to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The Company's systems and controls are also designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorizations and recorded properly.

         The Board of Directors has appointed an Audit Committee that meets periodically with management and the independent public accountants.

         Arthur Andersen LLP has audited the consolidated financial statements in accordance with generally accepted auditing standards and their report appears herein.






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the text appearing under Part I, Item 1 -- Business under the caption "Executive Officers" and by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a) The  following documents are filed as part of this report:

         (1)  Financial Statements

         Consolidated Balance Sheets as of January 3, 1997 and December 29, 1995

         Consolidated Statements of Operations for each of the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994.

         Consolidated Statements of Stockholders' Equity for each of the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994.

         Consolidated Statements of Cash Flows for each of the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994.

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

         Statement of Management's Responsibility

         (2)  Financial Statement Schedules

         No financial  statement schedules are included since the information is
         not  applicable,   not  required,  or  is  included  in  the  financial
         statements or notes thereto.

         (3)  Listing of Exhibits

         The following exhibits are hereby incorporated by reference:


            2.1 Asset Purchase Agreement, dated as of July 31, 1994, by and among the Registrant, Imperial Manufactured Homes of N.C., Inc. ("Imperial") and the stockholders of Imperial. (Filed as Exhibit 2.1 to the Current Report on Form 8-K dated August 14, 1994, File No. 0-21204.)







            2.2 Real Estate Purchase Agreement, dated as of July 31, 1994, between Imperial N.C. Associates and Lawyer's Title of North Carolina, Inc. and Assignment of such Agreement to Southern Energy Homes of North Carolina, Inc. (Filed as Exhibit 2.2 to the Current Report on Form 8-K dated August 14, 1994, File No. 0-21204.)
            3.1    Certificate  of  Incorporation  of  the  Company.  (Filed  as
                   Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            3.2    By-Laws  of  the  Company.  (Filed  as  Exhibit  3.2  to  the
                   Registration   Statement  on  Form  S-1,   Registration   No.
                   33-57420.)
            4.1 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            4.7    Southern Development Council, Inc. Promissory Note. (Filed as
                   Exhibit 4.10 to the Registration Statement on form S-1, Registration No. 33-57420.)
            4.8    Stockholders' Agreement,  dated as of June 8, 1989. (Filed as
                   Exhibit 4.12 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            4.9 Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            *10.1 Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            *10.2 Employment Agreement with Keith Brown, dated June 8, 1989. (Filed as Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            *10.3 Employment Agreement with Johnny R. Long, dated June 8, 1989. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            *10.4  Southern Energy Homes, Inc. 1993 Stock Option Plan. (Filed as
                   Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            *10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement Plan. (Filed as Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            *10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc. (Filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            10.7 Southern Development Council, Inc. Loan Commitment Agreement. (Filed as Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit
                   10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as
                   Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            10.10 Lease Agreement by and between Robert Lowell Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams, as Landlord, and Southern Energy Homes, Inc. dated as of November 20, 1985, as amended. (Filed as Exhibit 10.23 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            10.11 Agreement and Plan of Merger of Southern Energy Homes, Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            10.12 Certificate of Merger Merging Southern Energy Homes, Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            10.13 Assignment of Lease and Rights dated June 29, 1993 between B.B.H.L.P. Partnership and Southern energy Homes, Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
            10.14 Lease Agreement dated as of June 1, 1984 between The Industrial Development Board of the Town of Addison, Alabama and B.B.H.L.P. Partnership. (Filed as Exhibit 10.2 to the Quarterly Report on form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
            10.15 Assignment of Lease and Rights dated June 19, 1993 between B.B.H.L.P. and Southern Energy Homes, Inc. (Filed as Exhibit
                   10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 2-21204.)
            10.16 Lease Agreement dated as of December 1, 1986 between The Industrial Development Board of the Town of Addison, Alabama and B.B.H.L.P. Partnership. (Filed as Exhibit 10.4 to the





                   Quarterly  Report on Form 10-Q for the quarter  ended July 2,
                   1993, File No. 0-21204.)
            10.17  Letter Agreement dated May 18, 1993 and Master Note dated May
                   19, 1993 between the Company and AmSouth Bank, N.A. (Filed as
                   Exhibit  10.27 to the  Registration  Statement  on Form  S-1,
                   Registration No. 33-68954.)
            10.18  Deed of Real  Estate  dated  August 5, 1993  relating  to the
                   Company's Plant No. 2 in Addison,  Alabama. (Filed as Exhibit
                   10.27 to the Registration Statement on Form S-1, Registration
                   No. 33-68954.)
            10.19  Deed of Real  Estate  dated  July 30,  1993  relating  to the
                   Company's manufacturing facility in Fort Worth, Texas. (Filed as Exhibit 10.27 to the  Registration  Statement on Form S-1,
                   Registration No. 33-68954.)
           *10.20  Southern Energy Homes, Inc. 1996 Option Plan for Non-employee
                   Directors.  (Filed as Exhibit 10.20 to the  Company's  Annual
                   Report on Form 10-K for the year ended December 29, 1995.)
            10.21  Agreement  and  Plan of  Reorganization  of  Southern  Energy
                   Homes, Inc., a Delaware Corporation, and SE Management, Inc.,
                   an Alabama Corporation, dated November 21, 1996.
           *10.22  Amended and  Restated  Employment  Agreement  with Wendell L.
                   Batchelor, dated as of June 14, 1996.
           *10.23  Amended  and  Restated  Employment  Agreement  with  Keith W.
                   Brown, dated as of June 14, 1996.
            21     List of Subsidiaries of the Registrant.
            23     Consent of Arthur Andersen LLP.
            27     Financial Data Schedule
         -------------
         *  Management contract or compensatory plan or arrangement.

(b) The Company did not file a current report on form 8-K during the 4th Quarter of fiscal 1996.







                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SOUTHERN ENERGY HOMES, INC.
                           Registrant



                           By:/S/ Wendell L. Batchelor
                              ----------------------------------
                              Wendell L. Batchelor
                              Chaiman, President
                              and Chief Executive Officer


Date:  March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----


/S/ Wendell L. Batchelor                             Chairman, President,               March 27, 1997
------------------------------------
Wendell L. Batchelor                                 Chief Executive Officer
                                                     and Director


/S/ Johnny R. Long                                   Executive Vice President           March 27, 1997
------------------------------------
Johnny R. Long                                       and Director


/S/ Keith W. Brown                                   Executive Vice President,          March 27, 1997
------------------------------------                 Chief Financial Officer,
Keith W. Brown                                       Treasurer, Secretary
                                                     and Director


/S/ Keith O. Holdbrooks                              Executive Vice President           March 27, 1997
------------------------------------                 and Chief Operating Officer
Keith O. Holdbrooks


/S/ Paul J. Evanson                                  Director                           March 27, 1997
------------------------------------
Paul J. Evanson


/S/ Joseph J. Incandela                              Director                           March 27, 1997
------------------------------------
Joseph J. Incandela


/S/ Jonathan O. Lee                                  Director                           March 27, 1997
------------------------------------
Jonathan O. Lee
