Form 10-Q
period 1997-04-04
SOUTHERN ENERGY HOMES INC
filed 1997-05-12
CIK 896397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended April 4, 1997 or

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

                                 (205) 747-8589
                                 --------------
              (Registrant's telephone number, including area code)


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


     15,453,557, shares of Common Stock, $.0001 par value, as of May 6, 1997







                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                  --------------------------------------------


                                      INDEX
                                      -----

                                                                            Page
PART I      FINANCIAL INFORMATION:

            Consolidated Condensed Balance Sheets,
                     April 4, 1997 and January 3, 1997                        2

            Consolidated Condensed Statements of Operations - Thirteen
                     Weeks Ended April 4, 1997 and March 29, 1996             3

            Consolidated Condensed Statements of Cash Flows - Thirteen
                     Weeks Ended April 4, 1997 and March 29, 1996             4

            Notes to Consolidated Condensed Financial Statements              5

            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      7

PART II     OTHER INFORMATION                                                11


            SIGNATURES                                                       12


I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                April 4,               January 3,
                                                                                  1997                    1997
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $1,861,000              $5,299,000
   Accounts receivable (less allowance for doubtful accounts of
     $292,000 and  $362,000, respectively)                                      31,852,000              17,558,000
   Installment contracts receivable - current                                      435,000                 421,000
   Inventories                                                                  25,175,000              27,019,000
   Deferred tax benefits                                                         1,886,000               1,829,000
   Prepayments and other                                                         1,989,000                 890,000
                                                                        -------------------     ---------------------
                                                                                63,198,000              53,016,000
                                                                        -------------------     ---------------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                              25,283,000              23,527,000
   Less - accumulated depreciation                                               5,684,000               5,169,000
                                                                        -------------------     ---------------------
                                                                                19,599,000              18,358,000
                                                                        -------------------     ---------------------


INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable, less allowance for credit
     losses of $1,121,000 and $1,142,000, respectively                          27,073,000              26,064,000
   Goodwill                                                                     12,950,000              13,093,000
   Non-compete agreements                                                          635,000                 667,000
   Organization and pre-operating costs                                            577,000                 649,000
   Other assets                                                                  1,292,000                 811,000
                                                                        -------------------     ---------------------
                                                                                42,527,000              41,284,000
                                                                        -------------------     ---------------------
                                                                              $125,324,000            $112,658,000
                                                                        ===================     =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                               $16,157,000             $12,025,000
   Accounts payable                                                              7,803,000               4,303,000
   Accrued liabilities                                                          20,204,000              18,953,000
                                                                        -------------------
                                                                                                ---------------------
                                                                                44,164,000              35,281,000
                                                                        -------------------     ---------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
      none outstanding                                                                   -                       -
   Common stock, $.0001 par value, 20,000,000 shares authorized,
      15,437,801 shares outstanding at April 4, 1997 and
      January 3, 1997                                                                2,000                   2,000
   Capital in excess of par                                                     35,999,000              35,999,000
   Retained earnings                                                            45,159,000              41,376,000
                                                                        -------------------
                                                                                                ---------------------
                                                                                81,160,000              77,377,000
                                                                        -------------------     ---------------------
                                                                              $125,324,000            $112,658,000
                                                                        ===================     =====================

  The accompanying notes are an integral part of these consolidated condensed financial statements.



                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Thirteen Weeks Ended
                                                                        -----------------------------------------
                                                                              April 4,                 March 29,
                                                                               1997                      1996
                                                                        ---------------            --------------
NET REVENUES                                                               $80,116,000               $71,111,000

COST OF SALES                                                               67,618,000                61,763,000
                                                                        ---------------            --------------

        Gross profit                                                        12,498,000                 9,348,000
                                                                        ---------------            --------------

OPERATING EXPENSES:
    Selling                                                                  2,925,000                 1,659,000
  General and administrative                                                 2,991,000                 2,219,000
  Provision  for credit losses                                                       -                   194,000
  Amortization of intangibles                                                  250,000                   125,000
                                                                        ---------------            --------------

                                                                             6,166,000                 4,197,000
                                                                        ---------------            --------------

        Operating income                                                     6,332,000                 5,151,000
                                                                        ---------------            --------------

INTEREST EXPENSE                                                               277,000                     1,000
INTEREST INCOME                                                                 43,000                   214,000
                                                                        ---------------            --------------

        Income before income taxes                                           6,098,000                 5,364,000

PROVISION FOR INCOME TAXES                                                   2,315,000                 2,067,000
                                                                        ---------------            --------------

        Net income                                                          $3,783,000                $3,297,000
                                                                        ===============            ==============

NET INCOME PER COMMON SHARE                                                      $0.25                     $0.22
                                                                        ===============            ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES                                                         15,437,801                15,053,414
                                                                        ===============            ==============


  The accompanying notes are an integral part of these consolidated condensed financial statements.


                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Thirteen Weeks Ended
                                                                                       April 4,            March 29,
                                                                                         1997                1996
                                                                                    ----------------    ----------------
OPERATING ACTIVITIES:
   Net income                                                                          $ 3,783,000       $   3,297,000
   Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation of property and equipment                                              515,000             336,000
       Amortization of intangibles                                                         250,000             125,000
       Credit for deferred tax benefits                                                    (57,000)                  -
       Provision for doubtful accounts                                                     (70,000)            185,000
       Provision  for credit losses                                                              -             194,000
       Origination of installment contracts                                             (1,145,000)         (5,899,000)
       Principal collected on originated installment contracts                             119,000              39,000
       Change in assets and liabilities:
         Decrease (increase) in inventories                                              1,844,000          (3,669,000)
         Increase in accounts receivable                                               (14,224,000)         (7,246,000)
         Increase in prepayments and other                                              (1,099,000)         (1,289,000)
         Increase in accounts payable                                                    3,500,000           3,490,000
         Increase in accrued liabilities                                                 1,251,000           4,329,000
                                                                                    ----------------    ----------------

           Net cash used in operating activities                                        (5,333,000)         (6,108,000)
                                                                                    ----------------    ----------------

INVESTING ACTIVITIES:
   Purchase of subsidiary, net of cash acquired                                                  -            (413,000)
   Capital expenditures                                                                 (1,756,000)           (545,000)
   Maturities of investments                                                                     -           2,076,000
   Purchase of investments                                                                       -             (50,000)
   Investment in joint ventures                                                           (481,000)                  -
                                                                                    ----------------    ----------------

           Net cash (used in) provided by investing activities                          (2,237,000)          1,068,000
                                                                                    ----------------    ----------------

FINANCING ACTIVITIES:
     Net borrowings on notes payable                                                     4,132,000                   -
     Repayments on long-term debt                                                                -             (15,000)
                                                                                    ----------------    ----------------

           Net cash (used in) provided by financing activities                           4,132,000             (15,000)
                                                                                    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,438,000)         (5,055,000)
                                                                                    ----------------    ----------------

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE
  PERIOD                                                                                 5,299,000          16,750,000
                                                                                    ----------------    ----------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                  $    1,861,000        $ 11,695,000
                                                                                    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                                       $       293,000     $        1,000
                                                                                    ================    ================

     Income taxes paid                                                              $    1,383,000      $      433,000
                                                                                    ================    ================

  The accompanying notes are an integral part of these consolidated condensed financial statements.


                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of January 3, 1997, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of April 4, 1997, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of January 3, 1997 and April 4, 1997 and the results of their operations for the thirteen week periods ended April 4, 1997 and March 29, 1996. Results of operations for the interim 1997 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1997.

2.  INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                                                April 4,          January 3,
                                                  1997              1997
                                                      (Unaudited)

         Raw materials                         $11,050,000     $ 11,607,000
         Work in progress                        1,221,000        1,108,000
         Finished goods                         12,904,000       14,304,000
                                              ------------     ------------
                                               $25,175,000     $ 27,019,000
                                              ============     ============

3.  NET INCOME PER SHARE:

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement will simplify the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per share, and will make them comparable to international EPS standards. It will replace the presentation of primary EPS with a presentation of basic EPS and will require dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997. Had the Company implemented SFAS 128 on December 30, 1995, the pro forma EPS results would have been as follows:

                            Thirteen Weeks Ended April 4, 1997       Thirteen Weeks Ended March 29, 1996
                            ----------------------------------       -----------------------------------
                                             Dilutive                                  Dilutive
                                            Effect of                                 Effect of
                                              Options                                   Options
                                    Basic      Issued       Diluted          Basic       Issued       Diluted
                                    -----      ------       -------          -----       ------       -------
Net income                     $3,783,000           -    $3,783,000     $3,297,000            -    $3,297,000
Shares available to
 Common shareholders           15,437,801     129,632    15,567,433     15,053,414      161,885    15,215,299
Earnings per share                 $ 0.25           -        $ 0.24         $ 0.22            -        $ 0.22


4.  REPURCHASE AGREEMENTS:

It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $91.2 million as of April 4, 1997. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.

5.  LEGAL PROCEEDINGS:

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

6.  BUSINESS COMBINATIONS:

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

In January 1997, the Company contracted to build a new corporate office facility adjacent to its Southern Energy plant in Addison, Alabama at a cost of approximately $1.5 million.




Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen weeks ended April 4, 1997 as compared with thirteen weeks ended March 29, 1996.

Net Revenues

Total net revenues (gross sales less volume discounts, returns and allowances) for the thirteen weeks ended April 4, 1997 were $80.1 million, which represented an increase of 13% over the prior year period. During the fourth quarter of 1996, the Company entered into the retail sector of the industry through the acquisition of BR Holding Corp., and a group of retail companies doing business as Blue Ribbon Homes.

Net revenues of the manufactured home segment, which includes the Company's retail operations, were $79.4 million for the thirteen weeks ended April 4, 1997 as compared with $71.0 million for the prior year period. Retail home sales accounted for $11.9 million of the manufactured home segment revenues for the thirteen weeks ended April 4, 1997. Sales to dealers accounted for approximately $67.5 million of manufactured home segment revenues for the thirteen weeks ended April 4, 1997, as compared with $71.0 million for the prior year period. This decrease in revenue was attributable to a decrease in the number of homes shipped, which was partially offset by an increase in the average wholesale price per home shipped.Total homes sold in the thirteen weeks ended April 4, 1997 was 2,517, down 3.9% over the number of homes sold in the prior year period. The decrease in homes sold was attributable primarily to a slight decline in demand for manufactured housing during the winter months and unfavorable weather conditions. Revenues from the Company's retail financing segment were $679,000 for the thirteen weeks ended April 4, 1997, as compared with $90,000 for the prior year period. This increase was attributable to the increased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco"). Wenco has been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials and overhead. Gross profit for the thirteen weeks ended April 4, 1997 increased to $12.5 million, or 15.6% of net revenues, from $9.4 million, or 13.1% of net revenues in the prior year period. The increase in gross profit percentage in the current year quarter was attributable to lower raw material prices, increased labor efficiency, and the Company's movement into the retail sector of the industry, which typically operates at higher gross margins.

Selling Expenses

Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel and freight costs. Selling expenses were $2.9 million, or 3.7% of net revenues, during the quarter ended April 4, 1997, as compared with $1.7 million or 2.3% of net revenues, for the same period of the prior year. The increase in selling expense as a percentage of net revenues was attributable primarily to increased selling expenses associated with the Company's retail operation, which was partially offset by savings in shipping costs realized from an increase in shipments through MH Transport, the company's trucking subsidiary, which reduced the company's reliance upon independent trucking companies.


General and Administrative




General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs and professional fees. For the thirteen weeks ended April 4, 1997, general and administrative expenses were $3.0 million, or 3.7% of net revenues, as compared with $2.2 million, or 3.1% of net revenues, for the same period of 1996. The increase in general and administrative expense is primarily attributable to salary increases during 1996 and the addition of new employees who were hired in order to resolve staffing shortages which have occurred as the Company continues to expand.

Provision for Credit Losses

The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. There was no provision for credit losses for the thirteen weeks ended April 4, 1997 as compared with $194,000 for the thirteen weeks ended March 29, 1996.

Interest Expense

Interest expense for the thirteen weeks ended April 4, 1997 was $277,000, as compared with $1,000 in the prior year period. The increase in interest expense in the current year period was a result of increased notes payable associated with the floor-plan financing of the Company's retail inventory.

Interest Income

Interest income for the thirteen weeks ended April 4, 1997 was $43,000, as compared with $214,000 in the prior year period. The decrease in interest income in the current year period reflects lower average cash and investment balances.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the thirteen weeks ended April 4, 1997 was $2.3 million, or an effective tax rate of 38.0% as compared with $2.1 million, or an effective tax rate of 38.5% in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization,  the Company has financed its operations  primarily with
cash  generated  from  a  combination  of  operations,   stock  offerings,   and
borrowings.

Cash Flows

During the thirteen weeks ended April 4, 1997, the Company's cash used by operations was approximately $5.3 million. Cash used by operations includes originations of installment contracts of $1.1 million and increased accounts receivable and prepayments of $15.3 million. These amounts were partially offset by net income of $3.8 million, decreased inventory of $1.8 million and increased accounts payable and accrued liabilities of $4.7 million. In addition to cash provided by operating activities, other significiant cash flows included capital expenditures of $1.8 million and borrowings of $4.1 million.

During the thirteen weeks ended March 29, 1996, the Company's cash used by operations was approximately $6.1 million. Cash used by operations included an increase in accounts receivable of approximately $7.2 million and an increase in inventories of approximately $3.7 million. These amounts were partially offset by increased accounts payable and accrued liabilities of approximately $7.8 million and net income of $3.3 million. Each of these increases was primarily related to sales growth. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $545,000 and maturities of investments of $2.1 million.

In  February  1997,  the  Company  formed a joint  venture,  Wenco 21, with 21st
Century,   which  through  21st  Century  will   originate  and  service  retail
installment  contracts.  The Company has made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest of the joint venture. Under its joint venture agreement with 21st Century, the Company may be called upon to make additional capital contributions or loans in order to meet Wenco 21's capital requirements. The Company believes that cash on hand, cash generated by its operations, and funds available under its existing line of credit will be adequate to fund any such commitments.

At April 4, 1997, the Company's net working capital was $19.0 million, including $1.9 million in cash equivalents, as compared with $17.7 million at January 3, 1997, including $5.3 million in cash and cash equivalents. The increase in net working capital was a result of an increase in accounts receivable of $14.3 million and an increase in prepayments and other of $1.1 million, which was partially offset by a decrease in inventories of $1.8 million and a decrease in cash and cash equivalents of $3.4 million. The Company also has a $10.0 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has $5.0 million outstanding under this line at April 4, 1997.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the independent dealer. At April 4, 1997, the Company's contingent repurchase liability under floor-plan financing arrangements was approximately $91.2 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

The Company is building a new corporate office facility in Addision, Alabama at a cost of approximately $1.5 million and plans to acquire or open more retail sales centers. The Company believes that cash on hand, cash generated by operations, and funds available under its existing line of credit will be adequate to fund its expansion plans.

Expansion

The Company has continued to demonstrate its ability to increase revenues, expand production capacity, and vertically integrate its operations through the acquisition of additional manufacturing facilities and businesses.

In November 1996, the Company acquired a group of retail sales centers in Alabama and Mississippi. The purchase price consisted of approximately $1.1 million in cash and $4.5 million of common stock issued. The Company is obligated to make additional payments to the seller if the acquired business meets certain earnings targets. Any additional payments will be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. At March 31, 1997 an additional payment totaling approximately $207,000 was due for earnings targets achieved through December 31, 1996. This amount was paid in May 1997, $41,000 in cash and 14,256 shares of the Company's common stock (approximate market value on March 31, 1997 of $148,000).

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




"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its Wenco 21 joint venture to make available consumer loans; the performance of the loans held by the Company's finance subsidiary; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its expansion plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.




                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company believes the claim is without merit and intends to vigorously defend the claim, but the litigation is currently in discovery and there can be no assurances to its likely outcome.

In addition, the Company has been informed by Geselleschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and has attempted to draw upon the letter of credit posted by the Company. The Company has obtained a temporary restraining order preventing GBH from drawing upon the letter of credit and the Company is actively negotiating with GBH to resolve the dispute. There can be no assurances as to the likely resolution of the GBH claim.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits                      None

         (b)  Reports on Form 8-K           None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      SOUTHERN ENERGY HOMES, INC.


Date:    May 7, 1997                  By:   /s/ Wendell L. Batchelor
     ---------------------                  --------------------------------
                                      Wendell L. Batchelor, Chairman, President
                                      and Chief Executive Officer




Date:    May  7, 1997                 By:   /s/ Keith W. Brown
     ---------------------                  ------------------
                                      Keith W. Brown, Executive Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary