Form 10-Q
period 1997-07-04
SOUTHERN ENERGY HOMES INC
filed 1997-08-18
CIK 896397

19


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 4, 1997 or

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


    14,615,674 shares of Common Stock, $.0001 par value, as of
                         August 11, 1997


          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                              INDEX

                                                       Page
PART I         FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
               July 4, 1997 and January 3, 1997         2

          Consolidated Condensed Statements of Operations -
Thirteen Weeks
Ended July 4, 1997 and June 28, 1996 and Twenty-six Weeks
Ended July 4, 1997 and June 28, 1996                    3

Consolidated Condensed Statements of Cash Flows - Twenty-six
Weeks Ended July 4, 1997 and June 28, 1996              4

Notes to Consolidated Condensed Financial Statements    5

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     7

PART II        OTHER INFORMATION                       11


SIGNATURES                                             13
I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)
                                             July 4,           January 3,
                                                1997                 1997
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $319,000        $5,299,000
   Accounts receivable (less allowance
for doubtful accounts of                  26,194,000        17,558,000
     $179,000 and $362,000,
respectively)
   Installment contracts receivable -        435,000           421,000
current
   Inventories                            27,804,000        27,019,000
   Deferred tax benefits                   2,293,000         1,829,000
   Prepayments and other                   1,483,000           890,000
                                          58,528,000        53,016,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost        26,553,000        23,527,000
   Less - accumulated depreciation         6,105,000         5,169,000
                                          20,448,000        18,358,000


INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable,
less allowance for credit
     losses of $1,013,000 and             26,944,000        26,064,000
$1,142,000, respectively
   Goodwill                               12,540,000        13,093,000
   Non-compete agreements                    477,000           667,000
   Organization and pre-operating            601,000           649,000
costs
   Other assets                            3,378,000           811,000
                                          43,940,000        41,284,000
                                        $122,916,000      $112,658,000

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                        $ 12,655,000     $  12,025,000
   Current maturities of long-term         1,300,000                 -
debt
   Accounts payable                        6,727,000         4,303,000
   Accrued liabilities                    19,295,000        18,953,000
                                          39,977,000        35,281,000
LONG-TERM DEBT                             4,140,000                 -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
1,000,000 shares authorized,                       -                 -
      none outstanding
   Common stock, $.0001 par value,
40,000,000 shares authorized;
      15,460,674 issued and 14,975,674         2,000             2,000
shares outstanding at July 4,
      1997 and 15,437,801 issued and
outstanding at January 3, 1997
   Treasury Stock, at cost, 485,000
shares at July 4, 1997 and no           (4,422,000)                  -
      shares at January 3, 1997
   Capital in excess of par               36,223,000        35,999,000
   Retained earnings                      46,996,000        41,376,000
                                          78,799,000        77,377,000
                                        $122,916,000      $112,658,000
The accompanying notes are an integral part of these consolidated condensed financial statements.
              SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF  OPERATIONS
                              (Unaudited)

                  Thirteen Weeks Ended         Twenty-six Weeks Ended

                   July 4,       June 28,        July 4,        June 28,
                      1997           1996           1997            1996

NET  REVENUES  $76,879,000    $83,921,000   $156,995,000    $155,032,000

COST OF SALES   65,753,000     71,318,000    133,371,000     133,081,000

Gross profit    11,126,000     12,603,000     23,624,000      21,951,000

OPERATING
EXPENSES:
  Selling        2,683,000      1,520,000      5,608,000       3,179,000
  General and    2,785,000      3,197,000      5,776,000       5,416,000
administrative
  Non-           2,146,000              -      2,146,000               -
recurring
charges
  Provision              -        704,000              -         898,000
for credit
losses
  Amortization     184,000        124,000        434,000         249,000
of intangibles
                 7,798,000      5,545,000     13,964,000       9,742,000

                 3,328,000      7,058,000      9,660,000      12,209,000
Operating
income

INTEREST           317,000          2,000        594,000           3,000
EXPENSE
INTEREST            28,000        123,000         71,000         337,000
INCOME

Income before    3,039,000      7,179,000      9,137,000      12,543,000
income taxes

PROVISION FOR
INCOME TAXES     1,202,000      2,761,000      3,517,000       4,828,000

Net income      $1,837,000     $4,418,000     $5,620,000      $7,715,000

NET INCOME PER
COMMON SHARE         $0.12          $0.29          $0.37           $0.51

WEIGHTED
AVERAGE NUMBER
OF  COMMON AND
COMMON          15,352,116     15,071,239     15,394,959      15,062,406
EQUIVALENT
SHARES

The accompanying notes are an integral part of these consolidated condensed financial statements.

             SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                Twenty-six Weeks Ended
                                               July 4,       June 28,
                                               1997          1996
OPERATING ACTIVITIES:
   Net income                                  $5,620,000    $7,715,000
   Adjustments to reconcile net income to net
cash used in
     Operating activities:
       Non-recurring charge                    2,146,000     -
       Depreciation of property and equipment  917,000       745,000
       Amortization of intangibles             434,000       249,000
       Credit for deferred tax benefits        (464,000)     (919,000)
       Provision for doubtful accounts         (93,000)      -
       Provision  for credit losses            -             898,000
       Origination of installment contracts    (1,293,000)   (22,140,000)
       Principal collected on originated       399,000       94,000
installment contracts
       Change in assets and liabilities:
         Increase in inventories               (937,000)     (3,234,000)
         Increase in accounts receivable       (8,360,000)   (5,705,000)
         Increase in prepayments and other     (1,103,000)   (934,000)
         Increase in accounts payable          2,424,000     6,960,000
         Decrease in accrued liabilities       (534,000)     6,308,000

Net cash used in operating activities          (844,000)     (9,963,000)

INVESTING ACTIVITIES:
   Purchase of subsidiary, net of cash         -             (413,000)
acquired
   Capital expenditures                        (3,344,000)   (2,012,000)
   Maturities of investments                   -             2,076,000
   Purchase of investments                     -             (350,000)
   Investment in joint ventures                (2,500,000)   -

           Net cash used in investing          (5,844,000)   (699,000)
activities

FINANCING ACTIVITIES:
     Repurchase of common stock                (4,422,000)   -
     Net borrowings on notes payable           630,000       3,500,000
     Repayments on long-term debt              (78,000)      (42,000)
     Borrowings on long-term debt              5,518,000     -
     Proceeds from exercise of stock options   60,000        335,000

           Net cash provided by financing      1,708,000     3,799,000
activities

NET DECREASE IN CASH AND CASH EQUIVALENTS      (4,980,000)   (6,869,000)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF  5,299,000     16,750,000
THE PERIOD

CASH AND CASH EQUIVALENTS AT THE END OF THE    319,000       9,881,000
PERIOD

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     Cash paid during the period for interest  $496,000      $3,000
     Income taxes paid                         $3,820,000    $3,848,000
The accompanying notes are an integral part of these consolidated condensed financial statements.

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 3, 1997, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of July 4, 1997, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information setforth therein. Results of operations for the interim 1997 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1997.
2.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                      July 4,     January 3,
                                         1997           1997
                                         (Unaudited)

              Raw materials       $11,831,000    $11,607,000
              Work in progress      1,277,000      1,108,000
              Finished goods       14,696,000     14,304,000
                                  $27,804,000    $27,019,000

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

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997. Had the Company implemented SFAS 128 on December 30, 1995, the pro forma EPS results would have been as follows:

             Twenty-six Weeks Ended             Twenty-six Weeks Ended
              July 4, 1997                       June 28, 1996
                        Dilutive                           Dilutive
                          Effect                             Effect
                              of                                 of
                         Options                            Options
                 Basic    Issued     Diluted        Basic    Issued     Diluted
Net income  $5,620,000         -  $5,620,000   $7,715,000         -  $7,715,000
Shares
available to
Common      15,394,959   108,248  15,503,207   15,062,406   147,647  15,210,053
shareholders
Earnings per     $0.37         -       $0.36        $0.51         -       $0.51
share



           Thirteen Weeks Ended July 4, 1997  Thirteen Weeks Ended June 28,1996

                        Dilutive                           Dilutive
                          Effect                             Effect
                              of                                 of
                         Options                            Options
                 Basic    Issued     Diluted        Basic    Issued     Diluted
Net income  $1,837,000         -  $1,837,000   $4,418,000         -  $4,418,000
Shares
available to
Common      15,352,116    86,667  15,438,783   15,071,239   157,506  15,260,681
shareholders
Earnings per     $0.12         -       $0.12        $0.29         -       $.029
share

4.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter repurchase agreements with financial institutions, which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $93.5 million as of July 4, 1997. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.
5.  LEGAL PROCEEDINGS:
The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company believes the claim is without merit and intends to vigorously defend the claim, but the litigation is currently in discovery and there can be no assurances as to its likely outcome.

In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that GBH has replaced the Company with a local company to complete a contract that GBH entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and has attempted to draw upon the letter of credit posted by the Company. The Company has obtained a temporary restraining order-preventing GBH from drawing upon the letter of credit and the Company is actively negotiating with GBH to resolve the dispute. There can be no assurances as to the likely resolution of the GBH claim.

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

6.  BUSINESS COMBINATIONS:
Wenco has been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture, Wenco 21, with 21st Century. The Company made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest in the joint venture. Wenco 21 will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.

In January 1997, the Company contracted to build a new corporate office facility adjacent to its Southern Energy plant in Addison, Alabama at a cost of approximately $1.5 million. Construction began in April 1997 and is scheduled for completion by September 1997.

7.   NON-RECURRING CHARGE:
During the second quarter of 1997, the Company recorded a $2.1 million non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. During the twenty-six weeks ended July 4, 1997 and June 28, 1996, this facility generated 1.4% and 3.8%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was immaterial during the twenty-six weeks ended July 4, 1997 and June 28, 1996. The asset impairment losses consist of the write-off of goodwill, ($505,000), the write-off of non-compete agreements ($134,000), and certain other operating assets ($632,000) and plant closing costs consisting primarily of lease obligations ($400,000), warranty reserves ($260,000) and severance pay ($141,000).

Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Twenty-six and thirteen weeks ended July 4, 1997 as compared with twenty-six and thirteen weeks ended June 28, 1996.

Net Revenues
Total net revenues (gross sales less volume discounts, returns and allowances) for the twenty-six weeks ended July 4, 1997 were $157.0 million, which represented an increase of 1.3% over the prior year period. For the thirteen weeks ended July 4, 1997, total net revenues were $76.9 million, down 8.3% from $83.9 million for the comparable period a year ago. During the fourth quarter of 1996, the Company entered into the retail sector of the industry through the acquisition of BR Holding Corp., and a group of retail companies doing business as Blue Ribbon Homes.

Net revenues of the manufactured home segment, which includes the Company's retail operations, were $155.6 million for the twenty-six weeks ended July 4, 1997 as compared with $154.5 million for the prior year period. Retail home sales accounted for $23.0 million of the manufactured home segment revenues for the twenty-six weeks ended July 4, 1997. Sales to dealers accounted for approximately $132.6 million of manufactured home segment revenues for the twenty-six weeks ended July 4, 1997. For the thirteen weeks ended July 4, 1997, manufactured home segment revenues were $76.2 million, as compared with $83.4 million for the prior year period. Retail home sales accounted for $11.7 million of the manufactured home segment revenues for the thirteen weeks ended July 4, 1997. The decrease in total manufacturing revenue was attributable to a decrease in the number of homes shipped, which was partially offset by an increase in the average wholesale price per home shipped. Total homes shipped in the twenty-six and thirteen weeks ended July 4, 1997 was 4,919 and 2,403, down 12.9% and 20.7%, respectively, from the number of homes sold in the comparable prior year periods. The decrease in homes sold was attributable primarily to unfavorable weather conditions.

Revenues from the Company's retail financing segment were $1.4 million for the twenty-six weeks ended July 4, 1997, as compared with $564,000 for the prior year period. For the thirteen weeks ended July 4, 1997, revenues from the Company's retail financing segment were $716,000, as compared with $474,000 for the comparable period a year ago. These increases were attributable to increased average outstanding balances resulting from lending activity from the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco"). Wenco has been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.

Gross Profit
Gross profit consists of net revenues less the cost of sales, which includes labor, materials and overhead. Gross profit for the twenty-six weeks ended July 4, 1997 increased to $23.6 million, or 15.0% of net revenues, from $22.0 million, or 14.2% of net revenues in the prior year period. For the thirteen weeks ended July 4, 1997, gross profit was $11.1 million, or 14.5% of net revenues, as compared with $12.6 million, or 15.0% of net revenues in the prior year period. The decrease in gross profit percentage in the current year quarter was attributable to decreased efficiencies associated with lower production levels, which resulted from a decrease in backlog of orders.

Selling Expenses
Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel and freight costs. Selling expenses were $5.6 million, or 3.6% of net revenues, during the twenty-six weeks ended July 4, 1997, as compared with $3.2 million or 2.1% of net revenues, for the same period of the prior year. For the thirteen weeks ended July 4, 1997, selling expenses were $2.7 million, or 3.5% of net revenues, as compared with $1.5 million, or 1.8% of net revenues, for the same period of the prior year. The increase in selling expense as a percentage of net revenues was attributable primarily to increased selling expenses associated with the Company's retail operation, which was partially offset by savings in shipping costs realized from an increase in shipments through MH Transport, the company's trucking subsidiary, which reduced the company's reliance upon independent trucking companies.

General and Administrative
General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs and professional fees. For the twenty-six weeks ended July 4, 1997, general and administrative expenses were $5.8 million, or 3.7% of net revenues, as compared with $5.4 million, or 3.5% of net revenues, for the same period of 1996. For the thirteen weeks ended July 4, 1997, general and administrative expenses were $2.8 million, or 3.6% of net revenues, as compared with $3.2 million,
or 3.8% of net revenues in the prior year period.   The decrease
in general and administrative expense in the most recent quarter is attributable to decreased legal expenses associated with the Company's international efforts.

Non-Recurring Charge
During the second quarter of 1997, the Company recorded a $2.1 million non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. During the twenty-six weeks ended July 4, 1997 and June 28, 1996, this facility generated 1.4% and 3.8%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was immaterial during the twenty-six weeks ended July 4, 1997 and June 28, 1996. The asset impairment losses consist of the write-off of goodwill, ($505,000), the write-off of non-compete agreements ($134,000), and certain other operating assets ($632,000) and plant closing costs consisting primarily of lease obligations ($400,000), warranty reserves ($260,000) and severance pay ($141,000).

Provision for Credit Losses
The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. There was no provision for credit losses for the twenty-six or thirteen weeks ended July 4, 1997 as compared with $898,000 and $704,000, respectively.

Interest Expense
Interest expense for the twenty-six weeks ended July 4, 1997 was $594,000, as compared with $3,000 in the prior year period. For the thirteen weeks ended July 4, 1997, interest expense was $317,000, as compared with $2,000 in the prior year period. The increase in interest expense in the current year periods was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory.

Interest Income
Interest income for the twenty-six weeks ended July 4, 1997 was $71,000, as compared with $337,000 in the comparable prior year period. For the thirteen weeks ended July 4, 1997, interest income was $28,000 as compared with $123,000 in the prior year period. The decrease in interest income in the current year period reflects lower average cash and investment balances.

Provision for Income Taxes
Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the twenty-six weeks ended July 4, 1997 was $3.5 million, or an effective tax rate of 38.5% as compared with $4.8 million, or an effective tax rate of 38.5% in the prior year period. For the thirteen weeks ended July 4, 1997, income tax expense was $1.2 million, or an effective tax rate of 39.6%, as compared with $2.8 million, or an effective tax rate of 38.5% in the prior year period.


LIQUIDITY AND CAPITAL RESOURCES
Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

Cash Flows
During the twenty-six weeks ended July 4, 1997, the Company's cash used by operations was approximately $844,000. Cash used by operations included increased accounts receivable, prepayments and other, and inventory totaling $10.4 million, a decrease in accrued liabilities of $998,000, and origination's of installment contracts of $1.3 million. These amounts were partially offset by net income, after a $2.1 million non-recurring charge, of $5.6 million and increased accounts payable of $2.4 million.

Cash used by investing activities included capital expenditures of $3.3 million and investment in joint ventures totaling $2.5 million. In February 1997, the Company formed a joint venture, Wenco 21, with 21st Century, which through 21st Century will originate and service retail installment contracts. The Company has made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest of the joint venture.
Under its joint venture agreement with 21st Century, the Company may be called upon to make additional capital contributions or loans in order to meet Wenco 21's capital requirements. The Company believes that cash on hand, cash generated by its operations, and funds available under its existing line of credit will be adequate to fund any such commitments. In July 1997, the Company acquired a one-third interest in, Woodperfect, LTD. ("Woodperfect"), for producing and using wood truss rafters in
its home manufacturing operations.   The purchase price for the
interest in Woodperfect was $2.0 million, representing a 33.3% ownership interest.

Cash provided from financing activities included long-term borrowings of $5.5 million and short-term borrowings of $630,000, which was partially offset by the repurchase of 485,000 shares of the Company's common stock, for aggregate consideration of $4.4 million.

During the twenty-six weeks ended June 28, 1996, cash used in operating activities was approximately $10.0 million. Cash used in operating activities reflects origination of installment contracts of $22.1 million and increased inventory, accounts receivable and prepayments of approximately $10.4 million. These amounts were partially offset by net income of $7.7 million and an increase in accounts payable and accrued liabilities of approximately $13.3 million. Each of these increases was primarily related to sales growth during the prior year. Other significant cash flows included capital expenditures of $2.0 million and short-term borrowings of $3.5 million and maturities of investments of $2.1 million.

At July 4, 1997, the Company's net working capital was $18.6 million, including $319,000 in cash and equivalents, as compared with $17.7 million at January 3, 1997, including $5.3 million in cash and cash equivalents. The increase in net working capital was a result of an increase in accounts receivable of $8.6 million, an increase in prepayments and other of $1.1 million, and an increase in inventories of $937,000, which was partially offset by a decrease in cash and cash equivalents of $5.0 million and increased short-term borrowings of $630,000. The Company also has a $15.0 million unsecured line of credit, which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has no borrowings outstanding under this line at July 4, 1997.

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the independent dealer. At July 4, 1997, the Company's contingent repurchase liability under floor-plan financing arrangements was approximately $93.5 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

The Company is building a new corporate office facility in Addison, Alabama at a cost of approximately $1.5 million and plans to acquire or open more retail sales centers. The Company believes that cash on hand, cash generated by operations, and funds available under its existing line of credit will be adequate to fund its expansion plans.

Expansion
The Company has continued to demonstrate its ability to expand production capacity and vertically integrate its operations through the acquisition of additional manufacturing facilities and businesses.

In November 1996, the Company acquired a group of retail sales centers in Alabama and Mississippi. The purchase price consisted of approximately $1.1 million in cash and $4.5 million of common stock issued. The Company is obligated to make additional payments to the seller if the acquired business meets certain earnings targets. Any additional payments will be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. In May 1997 an additional payment totaling approximately $207,000, $41,000 in cash and 14,256 shares of the Company's common stock (approximately market value on March 31, 1997 of $148,000) was made for earnings targets achieved through December 31, 1996.

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

Item 1.   Legal Proceedings
The Company is the defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a former sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has caused a breach to a written agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company believes the claim is without merit and intends to vigorously defend the claim, but the litigation is currently in discovery and there can be no assurances to its likely outcome.

In addition, the Company has been informed by Geselleschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that GBH has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and has attempted to draw upon the letter of credit posted by the Company. The Company has obtained a temporary restraining order-preventing GBH from drawing upon the letter of credit and the Company is actively negotiating with GBH to resolve the dispute. There can be no assurances as to the likely resolution of the GBH claim.

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

Item 2.   Changes in Securities
Amendment of Certificate of Incorporation

The Corporation's certificate of Incorporation, as amended, was amended on June 23, 1997 to increase the number of authorized shares. Prior to such amendment, the Company had 21,000,000 shares authorized, of which 1,000,000 were shares of Preferred Stock and 20,000,000 were shares of Common Stock. Following the amendment, the Company had 41,000,000 shares authorized, of which, 1,000,000 are shares of Preferred Stock and 40,000,000 and shares of Common Stock.

Recent sales of Unregistered Securities

On April 30, 1997, the registrant issued 14,256 shares of common stock, $.0001 par value (the "shares), to the stockholders of BR Holding Corp. ("BR Holding) in connection with the registrant's acquisition of BR Holding. The shares were issued as consideration for the merger of BR Holding with a wholly owned subsidiary of the registrant. As a result of the merger, the registrant acquired all the issued and outstanding capital stock of BR Holding. The aggregate additional consideration given by the registrant was $207,000, of which $41,000 was paid in cash and $148,000 was paid with shares.

The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The Shares were issued to a limited number of individuals who were sophisticated (or whose representative was sophisticated) about business and financial matters. The registrant made available to the purchaser's information about the business and finances of the registrant, including reports filed by the registrant pursuant to the Securities Act of 1934. The registrant also permitted the purchasers to ask questions of and receive answers from its officers and directors concerning the registrant's business and finances. The purchasers made certain representations to the registrant as to, among other things, investment intent and experience and sophistication as to business and financial matters.


Item 3.   Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders The Company held its Annual Meeting of Stockholders on June 4, 1997. At the meeting, the stockholders elected to serve as members of the Board of Directors of the Company the persons whose names are listed below. The stockholders also approved an amendment to amend the Company's 1993 Stock Option Plan to increase from 407,814 to 907,814 the number of shares reserved for issuance thereunder and approved an amendment to the Company's certificate of incorporation to increase from 21,000,000 to 41,000,000 the number of authorized shares. The votes were as follows:

Election of Directors:        For            Withheld

Wendell L. Batchelor          11,521,394     24,037
Keith W. Brown                11,521,394     24,037
Jonathan O. Lee               11,521,394     24,037
Johnny R. Long                11,521,394     24,037
Paul J. Evanson               11,521,394     24,037
Joseph J. Incandela           11,521,394     24,037

1993 Stock Option Plan:  For  11,333,736     Against  189,117
Abstain  22,578

Increase of authorized shares:     For  11,048,099
Against  476,354         Abstain  20,978

Item 5.   Other Information
On April 23, 1997, the Board of Directors of the Company voted to approve the repurchase of up to 2,000,000 shares of its common stock in the market from time to time over the next twelve months. Through July 29, 1997, the Company has expended approximately $7.7 million for the repurchase of 845,000 shares of its common stock.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits
     The following Exhibits are incorporated herein by reference.

       4.1 Certificate of incorporation of the Company, as amended (filed as Exhibit 4.1 to the registration on Form S-3 filed with the Securities and Exchange Commission (August 6, 1997)
       4.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420)
       4.3    Specimen of Stock Certificate. (Filed as Exhibit
          4.1 to the Registration Statement on Form S-1, Registration No. 33-57420)
       4.4 Southern Development Council, Inc. Promissory Note. (Filed as Exhibit 4.10 to the Registration
          Statement on Form S-1, Registration No. 33-57420)
       4.5    Stockholders' Agreement, dated as of June 8, 1989
          (Filed as Exhibit 4.12 to the Registration Statement
          on Form S-1, Registration No. 33-57420)
       4.6 Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as
          Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420)

     (b)  Reports on Form 8-K      None
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   SOUTHERN ENERGY HOMES, INC.

Date: August 13, 1997              By:   /s/ Wendell L. Batchelor
                                   Wendell L. Batchelor,
                                   Chairman, President
                                   and Chief Executive Officer




Date: August 13, 1997              By:   /s/ Keith W. Brown
                                   Keith W. Brown, Executive Vice
                                   President, Chief Financial
                                   Officer, Treasurer and
                                   Secretary