Form 10-Q
period 1997-10-03
SOUTHERN ENERGY HOMES INC
filed 1997-11-17
CIK 896397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                For the quarterly period ended October 3, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-21204


                           SOUTHERN ENERGY HOMES, INC.
                           ---------------------------
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


  14,516,291 shares of Common Stock, $.0001 par value, as of November 13, 1997







                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                 Page
PART I            FINANCIAL INFORMATION:

                  Consolidated Condensed Balance Sheets,
                       October 3, 1997and January 3, 1997                                          2

                  Consolidated  Condensed  Statements  of  Operations - Thirteen
                                Weeks Ended  October 3, 1997 and  September  27,
                                1996 and Thirty-nine Weeks Ended October 3, 1997
                                and September 27, 1996                                             3

                  Consolidated Condensed Statements of Cash Flows - Thirty-nine
                                Weeks Ended October 3, 1997 and September 27, 1996                 4

                  Notes to Consolidated Condensed Financial Statements                             5

                  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                         8

PART II           OTHER INFORMATION                                                               12


                  SIGNATURES                                                                      14





I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                            October 3,               January 3,
                                                                              1997                     1997
                                                                        ---------------         ----------------
                                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $  14,754,000            $   5,299,000
   Accounts receivable (less allowance for doubtful accounts of
     $190,000 and $362,000, respectively)                                   29,730,000               17,558,000
   Installment contracts receivable - current                                  435,000                  421,000
   Inventories                                                              26,769,000               27,019,000
   Deferred tax benefits                                                     2,293,000                1,829,000
   Prepayments and other                                                     1,347,000                  890,000
                                                                        ---------------         ----------------
                                                                            75,328,000               53,016,000
                                                                        ---------------         ----------------

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                          27,873,000               23,527,000
   Less - accumulated depreciation                                           6,643,000                5,169,000
                                                                        ---------------         ----------------
                                                                            21,230,000               18,358,000
                                                                        ---------------         ----------------


INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable, less allowance for credit
     losses of $1,001,000 and $1,142,000, respectively                       9,417,000               26,064,000
   Goodwill                                                                 12,424,000               13,093,000
   Non-compete agreements                                                      449,000                  667,000
   Organization and pre-operating costs                                        544,000                  649,000
   Other assets                                                              4,322,000                  811,000
                                                                        ---------------         ----------------
                                                                            27,156,000               41,284,000
                                                                                                ----------------
                                                                        ===============
                                                                          $123,714,000             $112,658,000
                                                                        ===============         ================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                         $  12,105,000            $  12,025,000
   Current maturities of long-term debt                                      1,248,000                        -
   Accounts payable                                                          8,555,000                4,303,000
   Accrued liabilities                                                      19,012,000               18,953,000
                                                                        ---------------         ----------------
                                                                            40,920,000               35,281,000
                                                                                                ----------------
                                                                        ---------------
LONG-TERM DEBT                                                               4,140,000                        -
                                                                        ---------------         ----------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
      None outstanding                                                               -                        -
   Common stock, $.0001 par value, 40,000,000 shares authorized;
      15,460,674 issued and 14,574,591 shares outstanding at
      October 3, 1997 and 15,437,801 issued and outstanding at
      January 3, 1997                                                            2,000                    2,000
   Treasury Stock, at cost, 845,000 shares at October 3, 1997 and
      no Shares at January 3, 1997                                          (8,296,000)                       -

   Capital in excess of par                                                 36,346,000               35,999,000
   Retained earnings                                                        50,602,000               41,376,000
                                                                        ---------------         ----------------
                                                                            78,654,000               77,377,000
                                                                        ===============         ================
                                                                          $123,714,000             $112,658,000
                                                                        ===============         ================

The accompanying notes are an integral part of these consolidated condensed financial statements.


                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Thirteen Weeks Ended                          Thirty-nine Weeks Ended

                                  ------------------------------------    ------------------------------------
                                       October 3,        September 27,         October 3,        September 27,
                                            1997                 1996               1997                 1996
                                  ---------------    -----------------    ---------------     ----------------
NET  REVENUES                        $76,327,000          $77,414,000       $233,322,000         $232,446,000

COST OF SALES                         64,763,000           66,490,000        198,134,000          199,571,000
                                  ---------------    -----------------    ---------------     ----------------

        Gross profit                  11,564,000           10,924,000         35,188,000           32,875,000
                                  ---------------    -----------------    ---------------     ----------------

OPERATING EXPENSES:
    Selling                            2,915,000            1,731,000          8,523,000            4,910,000
  General and administrative           2,428,000            2,526,000          8,204,000            7,942,000
  Non-recurring charge                         -                    -          2,146,000                    -
  Provision  for credit losses         (100,000)              168,000          (100,000)            1,066,000
  Amortization of intangibles            202,000              130,000            636,000              379,000
                                  ---------------    -----------------    ---------------     ----------------
                                       5,445,000            4,555,000         19,409,000           14,297,000
                                  ---------------    -----------------    ---------------     ----------------

        Operating income               6,119,000            6,369,000         15,779,000           18,578,000
                                  ---------------    -----------------    ---------------     ----------------

INTEREST EXPENSE                         416,000                7,000          1,010,000               10,000
INTEREST INCOME                          137,000              164,000            208,000              501,000
                                  ---------------    -----------------    ---------------     ----------------

        Income before income           5,840,000            6,526,000         14,977,000           19,069,000
      taxes

PROVISION FOR INCOME TAXES
                                       2,234,000            2,509,000          5,751,000            7,337,000
                                  ---------------    -----------------    ---------------     ----------------

        Net income                   $ 3,606,000         $  4,017,000       $  9,226,000         $ 11,732,000
                                  ===============    =================    ===============     ================

NET INCOME PER COMMON SHARE
                                          $ 0.25               $ 0.27             $ 0.61               $ 0.78
                                  ===============    =================    ===============     ================

WEIGHTED AVERAGE NUMBER OF
COMMON AND   COMMON  EQUIVALENT
     SHARES
                                      14,693,233           15,101,706         15,161,050           15,075,229
                                  ===============    =================    ===============     ================

      The accompanying notes are an integral part of these consolidated condensed financial statements.


                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Thirty-nine Weeks Ended
                                                                                    ------------------------------------
                                                                                        October 3,       September 27,
                                                                                              1997                1996
                                                                                    ----------------    ----------------
OPERATING ACTIVITIES:
   Net income                                                                         $  9,226,000        $ 11,732,000
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
 Gain on sale of installment contracts                                                    (775,000)                  -
       Non-recurring charge                                                              2,146,000                   -
       Depreciation of property and equipment                                            1,474,000           1,165,000
       Amortization of intangibles                                                         636,000             379,000
       Credit for deferred tax benefits                                                   (464,000)           (919,000)
       Provision (credit) for doubtful accounts                                            (39,000)             19,000
       Provision (credit) for credit losses                                               (100,000)          1,066,000
       Origination of installment contracts                                               (543,000)        (25,806,000)
       Principal collected on originated installment contracts                             482,000              85,000
       Change in assets and liabilities:
         (Increase) decrease in inventories                                                 98,000          (4,096,000)
         Increase in accounts receivable                                               (11,907,000)         (4,973,000)
         Increase in prepayments and other                                                (132,000)         (1,765,000)
         Increase in accounts payable                                                    4,252,000           5,894,000
         Increase (decrease) in accrued liabilities                                       (817,000)          6,373,000
                                                                                    ----------------    ----------------

           Net cash provided by (used in) operating activities                           3,537,000         (10,846,000)
                                                                                    ----------------    ----------------

INVESTING ACTIVITIES:
   Purchase of subsidiary, net of cash acquired                                                  -            (413,000)
   Capital expenditures                                                                 (4,664,000)         (2,994,000)
   Maturities of investments                                                                     -           2,076,000
   Purchase of investments                                                                       -            (650,000)
   Investment in joint ventures                                                         (3,511,000)                  -
                                                                                    ----------------    ----------------

           Net cash used in investing activities                                        (8,175,000)         (1,981,000)
                                                                                    ----------------    ----------------

FINANCING ACTIVITIES:
     Repurchase of common stock                                                         (8,296,000)                  -
     Net borrowings on notes payable                                                        80,000                   -
     Repayments on long-term debt                                                         (252,000)            (63,000)
     Borrowings on long-term debt                                                        5,633,000                   -
     Proceeds from exercise of stock options                                               182,000             335,000
     Proceeds from sale of installment contracts                                        16,736,000                   -
                                                                                    ----------------    ----------------

           Net cash provided by financing activities                                    14,083,000             272,000
                                                                                    ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                9,445,000         (12,555,000)
                                                                                    ----------------    ----------------

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                 5,299,000          16,750,000
                                                                                    ----------------    ----------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                     $14,754,000      $    4,195,000
                                                                                    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                        $     909,000      $        10,000
                                                                                    ================    ================
     Income taxes paid                                                                $  6,621,000       $   6,778,000
                                                                                    ================    ================

     The accompanying notes are an integral part of these consolidated condensed financial statements.



                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 3, 1997, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of October 3, 1997, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information setforth therein. Results of operations for the interim 1997 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1997.

2.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                           October 3,             January 3,
                                                 1997                   1997
                                       ---------------    -------------------
                                                    (Unaudited)

                    Raw                   $11,335,000            $11,607,000
                    materials
                    Work in progress        1,102,000              1,108,000
                    Finished goods         14,332,000             14,304,000
                                       ---------------    -------------------
                                          $26,769,000            $27,019,000
                                       ===============    ===================

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

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997. Had the Company implemented SFAS 128 on December 30, 1995, the pro forma EPS results would have been as follows:

                       Thirteen Weeks Ended October 3, 1997        Thirteen Weeks Ended September 27, 1996
                       ------------------------------------        ---------------------------------------
                                           Dilutive                                    Dilutive
                                          Effect of                                   Effect of
                                            Options                                     Options
                               Basic         Issued       Diluted          Basic         Issued       Diluted
                               -----         ------       -------          -----         ------       -------
Net income                $3,606,000              -    $3,606,000     $4,017,000              -    $4,017,000
Shares available to
 Common
shareholders              14,693,233        128,951    14,822,184     15,101,706        161,848    15,263,554
Earnings per share             $0.25              -         $0.24          $0.27              -         $0.26




                       Thirty-nine Weeks Ended October 3, 1997     Thirty-nine Weeks Ended September 27, 1996
                       ---------------------------------------     ------------------------------------------
                                           Dilutive                                    Dilutive
                                          Effect of                                   Effect of
                                            Options                                     Options
                               Basic         Issued       Diluted           Basic        Issued        Diluted
                               -----         ------       -------           -----        ------        -------
Net income                $9,226,000              -    $9,226,000     $11,732,000             -    $11,732,000
Shares available to
Common shareholders
                          15,161,050        156,757    15,317,807      15,075,229       146,199     15,221,428
Earnings per share             $0.61              -         $0.60           $0.78             -          $0.77




4.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions, which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $93.5 million as of October 3, 1997. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.

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


7. NON-RECURRING CHARGE:
During the second quarter of 1997, the Company recorded a $2.1 million non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. During the thirty-nine weeks ended October 3, 1997 and September 27, 1996, this facility generated 1.3% and 3.7%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was immaterial during the thirty-nine weeks ended October 3, 1997 and September 27, 1996. The asset impairment losses consist of the write-off of goodwill, ($505,000), the write-off of non-compete agreements



($134,000), and certain other operating assets ($632,000) and plant closing costs consisting primarily of lease obligations ($400,000), warranty reserves ($260,000) and severance pay ($141,000).

8.    SALE OF INSTALLMENT CONTRACTS
In August 1997 the Company sold installment contracts totaling $16.7 million, along with the related servicing. The Company retained an interest in certain of the cash flows ascribed to such loans (the "interest only strip"). The fair value of the interest only strip was calculated using the expected future cashflows discounted at the current market rate and considering prepayment and default rates on the loans. The Company also retained credit risks on the installment contracts sold and has recorded a reserve for such estimated credit losses. The Company provides for losses on credit sales in amounts necessary to maintain the reserves at amounts the Company believes are sufficient to provide for future losses based upon the Company historical loss experience, current economic conditions and an assessment of current portfolio performance measures.



Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Thirteen and thirty-nine weeks ended October 3, 1997 as compared with thirteen and thirty-nine weeks ended September 27, 1996.

Net Revenues
Total net revenues (gross sales less volume discounts, returns and allowances) for the thirteen weeks ended October 3, 1997 were $76.3 million, which represented a decrease of 1.4% over the prior year period. For the thirty-nine weeks ended October 3, 1997, total net revenues were $233.3 million, up 0.4% from $232.4 million for the comparable period a year ago.

During the fourth quarter of 1996, the Company entered into the retail sector of the industry through the acquisition of BR Holding Corp., and a group of retail companies doing business as Blue Ribbon HomesNet revenues of the manufactured home segment, which includes the Company's retail operations, were $75.9 million for the thirteen weeks ended October 3, 1997 as compared with $76.7 million for the prior year period. Retail home sales accounted for $13.8 million of the manufactured home segment revenues for the thirteen weeks ended October 3, 1997,compared with no retail home sales for the comparable prior period. Sales to dealers accounted for approximately $62.1 million of manufactured home segment revenues for the thirteen weeks ended October 3, 1997, compared with $76.7 million for the comparable prior year period, a decrease of $14.6 million or 14%. For the thirty-nine weeks ended October 3, 1997, manufactured home segment revenues were $231.5 million, as compared with $231.2 million for the prior year period. Retail home sales accounted for $35.7 million of the manufactured home segment revenues for the thirty-nine weeks ended October 3, 1997, compared with no retail home sales for the comparable prior period. Sales to dealers accounted for approximately $195.8 million of the manufactured home segment revenues for the thirty-nine weeks ended October 3, 1997, as compared with $231.2 million for the comparable prior period, a decrease of $35.4 million, or 15%. The decline in sales to dealers was attributable to a decline in the number of homes shipped, which was partially offset by an increase in the average wholesale price per home shipped. Total homes shipped in the thirteen weeks and thirty-nine weeks ended October 3, 1997 was 2,329 and 7,248, down 15.4% and 13.7%, respectively, from the number of homes sold in the comparable prior year periods. The decrease in homes sold was attributable primarily to unfavorable weather conditions.

Revenues from the Company's retail financing segment were $463,000 for the thirteen weeks ended October 3, 1997, as compared with $710,000 for the prior year period, a decrease of $247,000. This decrease was attributable to the sale of a $16.7 million portfolio in October 1997. For the thirty-nine weeks ended October 3, 1997, revenues from the Company's retail financing segment were $1.9 million, as compared with $1.2 million for the comparable period a year ago. The increase for the thirty-nine weeks was attributable to increased average outstanding balances resulting from lending activity from the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco"). Wenco has been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.

Gross Profit
Gross profit consists of net revenues less the cost of sales, which includes labor, materials and overhead. Gross profit for the thirteen weeks ended October 3, 1997 increased to $11.6 million, or 15.2% of net revenues, from $10.9 million, or 14.1% of net revenues in the prior year period. For the thirty-nine weeks ended October 3, 1997, gross profit was $35.2 million, or 15.1% of net revenues, as compared with $32.9 million, or 14.1% of net revenues in the prior year period. The increase in gross profit percentage in the current year periods was attributable to increased sales from the company's retail segment, which was partially offset by decreased efficiencies associated with lower production levels, which resulted from a decrease in backlog of orders.


Selling Expenses
Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel and freight costs. Selling expenses were $2.9 million, or 3.8% of net revenues, during the thirteen weeks ended October 3, 1997, as compared with $1.7 million or 2.2% of net revenues, for the same period of the prior year. For the thirty-nine weeks ended October 3, 1997, selling expenses were $8.5 million, or 3.7% of net revenues, as compared with $4.9 million, or 2.1% of net revenues, for the same period of the prior year. The increase in selling expense as a percentage of net revenues was attributable primarily to increased selling expenses associated with the Company's retail operation, which was partially offset by savings in shipping costs realized from an increase in shipments through MH Transport, the company's trucking subsidiary, which reduced the Company's reliance upon independent trucking companies.

General and Administrative
General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs and professional fees. For the thirteen weeks ended October 3, 1997, general and administrative expenses were $2.4 million, or 3.2% of net revenues, as compared with $2.5 million, or 3.3% of net revenues, for the same period of 1996. For the thirty-nine weeks ended October 3, 1997, general and administrative expenses were $8.2 million, or 3.5% of net revenues, as compared with $7.9 million, or 3.4% of net revenues in the prior year period. The decrease in general and administrative expense in the most recent quarter is attributable to a gain of approximately $775,000 resulting from the sale of $16.7 of the Company's installment contracts receivable portfolio.

Non-Recurring Charge
During the second quarter of 1997, the Company recorded a $2.1 million non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. During the thirty-nine weeks ended October 3, 1997 and September 27, 1996, this facility generated 1.3% and 3.7%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was immaterial during the thirty-nine weeks ended October 3, 1997 and September 27, 1996. The asset impairment losses consist of the write-off of goodwill, ($505,000), the write-off of non-compete agreements ($134,000), and certain other operating assets ($632,000) and plant closing costs consisting primarily of lease obligations ($400,000), warranty reserves ($260,000) and severance pay ($141,000).

Provision for Credit Losses
The Company provides for estimated credit losses upon origination, based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. For the thirteen and thirty-nine weeks ended October 3, 1997, the provision for credit losses was a credit of $100,000 and $100,000, respectively, as compared with charges of $168,000 and $1.1 million in 1996 for the respective periods. The decline in the current year provision reflects the suspension of loan originations.

Interest Expense
Interest expense for the thirteen weeks ended October 3, 1997 was $416,000, as compared with $7,000 in the prior year period. For the thirty-nine weeks ended October 3, 1997, interest expense was $1.0 million, as compared with $10,000 in the prior year period. The increase in interest expense in the current year periods was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory and the addition of $4.1 million of long-term debt.

Interest Income
Interest income for the thirteen weeks ended October 3, 1997 was $137,000, as compared with $164,000 in the comparable prior year period. For the thirty-nine weeks ended October 3, 1997, interest income was $208,000 as compared with $501,000 in the prior year period. The decrease in interest income in the current year period reflects lower average cash and investment balances.

Provision for Income Taxes
Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the thirteen weeks ended October 3, 1997 was $2.2 million, or an effective tax rate of 38.3% as compared with $2.5 million, or an effective tax rate of 38.4% in the prior year period. For the thirty-nine weeks ended October 3, 1997, income tax expense was $5.8 million, or an effective tax rate of 38.4%, as compared with $7.3 million, or an effective tax rate of 38.5% in the prior year period.



LIQUIDITY AND CAPITAL RESOURCES
Since its organization,  the Company has financed its operations  primarily with
cash  generated  from  a  combination  of  operations,   stock  offerings,   and
borrowings.

Cash Flows
During the thirty-nine weeks ended October 3, 1997, the Company's cash provided by operations was approximately $3.5 million. Cash provided by operations included net income, after a $2.1 million non-recurring charge, of $9.2 million and increased accounts payable of $4.3 million. These amounts were partially offset by increased accounts receivable of $11.9 million, decreased accrued liabilities of $817,000 and origination of installment contracts of $543,000.

Cash used by investing activities included capital expenditures of $4.7 million and investment in joint ventures totaling $3.5 million. In February 1997, the Company formed a joint venture, Wenco 21, with 21st Century, which through 21st Century will originate and service retail installment contracts. The Company has made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest of the joint venture. Under its joint venture agreement with 21st Century, the Company may be called upon to make additional capital contributions or loans in order to meet Wenco 21's capital requirements. The Company believes that cash on hand, cash generated by its operations, and funds available under its existing line of credit will be adequate to fund any such commitments. In July 1997, the Company acquired a one-third interest in, Woodperfect, LTD. ("Woodperfect"), for producing and using wood truss rafters in its home manufacturing operations. The purchase price for the interest in Woodperfect was $2.0 million, representing a 33.3% ownership interest. In March 1996, the Company formed a joint venture, Ridgepointe Manufacturing, LLP ("Ridgepointe"), with Cavalier Homes, Inc. and Belmont Homes Corporation. The Company has made an initial capital contribution of $850,000 to Ridgepointe, representing a 33% ownership interest of the joint venture. In July 1997, the Company formed a joint venture, Woodperfect of Texas, L. P. ("Woodperfect-Texas"), with Cavalier Homes, Inc., Patriot Homes, Inc., Schult Homes, Inc. and Jordan Family Partnership. The Company has made an initial capital contribution of $100,000 to Woodperfect-Texas, representing a 20% ownership of the joint venture.

Cash provided from financing activities included proceeds from the sale of installment contracts of $16.7 million, long-term borrowings of $5.6 million, short-term borrowings of $80,000 and proceeds from stock option exercises of $182,000, which was partially offset by the repurchase of 903,800 shares of the Company's common stock, for cash of $8.3 million.

During the thirty-nine weeks ended September 27, 1996, cash used in operating activities was approximately $10.8 million. Cash used in operating activities reflects origination of installment contracts of $25.7 million and increased inventory, accounts receivable and prepayments of approximately $10.8 million. These amounts were partially offset by net income of $11.7 million and an increase in accounts payable and accrued liabilities of approximately $12.3 million. Each of these increases was primarily related to sales growth during the prior year. Other significant cash flows included capital expenditures of $3.0 million and maturities of investments of $2.1 million.

At October 3, 1997, the Company's net working capital was $34.4 million, including $14.8 in cash and cash equivalents, as compared with $17.7 million at January 3, 1997, including $5.3 million in cash and cash equivalents. The increase in net working capital was a result of an increase in cash and cash equivalents of $9.5 million and an increase in accounts receivable of $12.2 million, which was partially offset by increased short-term borrowings of $1.3 million and increased accounts payable of $4.3 million.

The Company maintains a $15.0 million unsecured line of credit, which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has no borrowings outstanding under this line at October 3, 1997.

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the independent dealer. At October 3, 1997, the Company's contingent repurchase liability under floor-plan financing arrangements was approximately $93.5 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.


Expansion
The Company has continued to demonstrate its ability to expand production capacity and vertically integrate its operations through the acquisition of additional manufacturing facilities and businesses.

In November 1996, the Company acquired a group of retail sales centers in Alabama and Mississippi. The initial purchase price consisted of approximately $1.1 million in cash and $4.5 million of common stock issued. The Company is obligated to make additional payments to the seller if the acquired business meets certain earnings targets. Any additional payments will be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. In May 1997 an additional payment totaling approximately $207,000, $41,000 in cash and 14,256 shares of the Company's common stock (approximate market value of $148,000) was made for earnings targets achieved through December 31, 1996.

The Company plans to acquire or open more retail sales centers. The Company believes that cash on hand, cash generated by operations, and funds available under its existing line of credit will be adequate to fund its expansion plans.

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

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

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







                                      SOUTHERN ENERGY HOMES, INC.


Date: November 14, 1997               By:   /s/         Wendell L. Batchelor
      -----------------                     --------------------------------
                                      Wendell L. Batchelor, Chairman, President
                                      and Chief Executive Officer




Date: November 14, 1997               By:   /s/ Keith W. Brown
      -----------------                     ------------------
                                      Keith W. Brown, Executive Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary


