Form 10-K
period 1998-01-02
SOUTHERN ENERGY HOMES INC
filed 1998-03-27
CIK 896397

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (205) 747-8589

        Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class                                        Name of each exchange on which registered
   -------------------                                        -----------------------------------------
             N/A

        Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.0001
                                 Title of class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of March 17, 1998, was $185,908,369.75. The number of shares of common stock outstanding at that date was 15,573,476 shares, $.0001 par value.

Documents Incorporated By Reference

                                                                                        Part     Item
                                                                                        ----     ----
1.  Southern Energy Homes, Inc. Definitive Proxy Statement with respect to its
     May 20, 1998 Annual Meeting of Stockholders                                        III      10,11,12,13

                                     PART I

                           SOUTHERN ENERGY HOMES, INC.

ITEM  1.  BUSINESS

GENERAL
         Southern Energy Homes, Inc. (the "Company") is engaged in the production and retail sale of manufactured homes and the retail financing of manufactured homes. The Company produces manufactured homes sold primarily in the southeastern and southcentral United States. The Company operates nine home manufacturing facilities (seven in Alabama, one in Texas, and one in North Carolina) to produce homes sold in 23 states. The Company's homes are currently marketed under five brand names by 435 independent dealers at 814 independent dealer locations and 21 company-owned retail centers.

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

MANUFACTURED HOMES
         The Company produces a variety of single- and multi-section homes under six brand names. The Company's homes are manufactured in sections, which individually are transported to their destination. The finished homes may consist of one or more sections. Multi-section products are joined at their destination by the dealer or its contractor. The Company initially concentrated on the medium to higher priced segments of the manufactured housing market. Over the past several years, the Company has broadened its product line with lower priced homes that sell at retail for less than $25,000. The six divisions of the Company at which its homes were manufactured in 1997 and certain characteristics of the homes are as follows:

                                                                                     Retail
         Division                   Type                           Square Feet       Price Range
         ---------------------------------------------------------------------------------------------
         Southern Energy            Multi-section                  1,312-2,417       $33,800-$108,000
         Southern Life/style        Single- and multi-section        858-2,296        23,200-  63,000
         Southern Homes             Single- and multi-section        653-1,968        14,880-  35,400
         Southern Energy Homes
          of Texas                  Single- and multi-section      1,088-2,128        26,600-  54,600
         Southern Energy Homes
          of North Carolina         Single- and multi-section        765-2,075        21,500-  61,200
         Southern Energy Homes
          of Pennsylvania*          Single- and multi-section        924-2,016        29,900-  55,000

         *The company closed this facility in October 1997.

         For the fiscal year ended January 2, 1998, the net revenues contributed by each of the Company's six home manufacturing divisions were as follows:
Southern Energy - $52 million; Southern Life/Style - $60 million; Southern Homes
- $88 million; Southern Energy Homes of Texas - $31 million; Southern Energy Homes of North Carolina - $18 million; and Southern Energy Homes of Pennsylvania
- $3 million (closed in 1997).

         The Company currently operates four component supply divisions. Classic Panel Designs supplies laminated and other interior wall panels. Wind-Mar Supply provides windows, doors and countertops. Trimmasters produces wood moulding and trim finishing. Unique Dinettes produces kitchen and dining furniture. These divisions sell products both to our manufactured housing divisions and to third-party customers. For the fiscal year period ended January 2, 1998, .5% of the Company's net revenues were attributable to sales of these ancillary products to third-parties.

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

         Each home contains two to five bedrooms, a living room, dining room, kitchen and one to three bathrooms, and features a heating system, a stove and oven, refrigerator, carpeting and draperies. The Company has traditionally focused on designing manufactured homes with features that make them comparable to site-built homes, including stone fireplaces and vaulted ceilings, thus broadening the base of potential customers. In addition to offering the consumer optional features such as dishwashers, oak cabinets and furniture packages as well as a wide range of colors, moldings and finishes, the Company generally permits extensive customization of floor plan designs to meet specific customer preferences.

RETAIL FINANCING
         Home buyers normally secure financing from third-party lenders such as banks or independent finance companies. While the Company believes that consumer financing has generally become more available in the manufactured housing industry in recent years, the availability and cost of financing is important to the Company's sales. In order to provide home buyers with an additional source of financing, the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance") originated and serviced during the period January 1996 through February 1997 consumer loans for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, continues to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. With marketing support and assistance from the Company and Wenco 21, 21st Century originates and services consumer loans and assigns to Wenco 21 the net collections from those loans after deducting service fees and costs, credit loss reserves, and principal and interest payments due to third party investors or lenders. Wenco 21 is obligated to indemnify 21st Century against losses incurred in connection with the loans, other than losses incurred as a result of negligence by 21st Century. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance suspended its loan origination activities and engaged 21st Century to service its existing loan portfolio. At January 2, 1998, Wenco Finance had $9.8 million of installment contract receivables outstanding as compared with $26.5 million at January 3, 1997. The Company expects that 21st Century and Wenco 21, which is currently in a start-up phase of operation, will market the new consumer loan program through the Company's retail centers and independent dealer network. There can be no assurance that 21st Century and Wenco 21 will be able to provide significant levels of financing for home buyers, or that such financing activities will not adversely impact the Company's profitability.

HOME MANUFACTURING OPERATIONS
         The Company's homes are currently manufactured by five operating divisions using assembly line techniques at nine facilities, four of which are located in Addison, Alabama, two of which are located in Double Springs, Alabama, one of which is located in Lynn, Alabama, one of which is located in Fort Worth, Texas, and one of which is located in Albemarle, North Carolina.

         The Company's facilities operate on a one shift per day, five days per week basis. The Company believes that these facilities have the capacity to produce a total of approximately 430 floor sections per week with minimal labor additions. The Company plans to continue to operate, like most of its competitors, on a single shift per day basis. During the fiscal year ended January 2, 1998, the Company produced an average of 275 floor sections per week. This represented a 13% decrease in floor section production from an average of 315 floor sections per week in the fiscal year ended January 3, 1997. In the fiscal year ended December 29, 1995, the Company produced an average of 268 floor sections per week. The following table sets forth the total floor sections and homes sold as well as the number of home manufacturing facilities operated by the Company for the periods indicated:

                                                            Year Ended
                                   December 29,             January 3,              January 2,
                                       1995                      1997                   1998
                                   ------------             ----------              ----------
Homes                                 9,079                   10,940                  9,165
Floor sections                       13,942                   16,697                 14,288
Home manufacturing
  facilities(1)                          10                       10                      9

(1) Production commenced at the Company's eleventh home manufacturing facility in February 1997, the Company closed one of its Lynn, Alabama facilities in April 1997 and closed its Pennsylvania facility in September 1997.

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

         The principal materials used in the production of the Company's homes include steel, aluminum, wood products, gypsum wallboard, fiberglass, insulation, carpet, vinyl floor covering, fasteners and hardware items, appliances, electrical items, windows and doors. These materials and components are readily available and are purchased by the Company from numerous sources. No supplier accounted for more than 2.6% of the Company's purchases during each of the past two fiscal years. The Company believes that the size of its purchases allows it to obtain favorable volume discounts. The Company's expenses can be significantly affected by the availability and pricing of raw materials. Sudden increases in demand for construction materials can greatly increase the costs of materials. While such increases in costs can not always be reflected immediately in the Company's prices, the Company in the past has been able to pass along a significant portion of cost increases in its current prices.

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

         Substantially all production is initiated against specific orders, and the Company does not maintain any significant inventory of unsold completed homes. The Company's backlog of orders for manufactured homes as of March 1, 1998 was $3.2 million as compared with $3.0 million at March 1, 1997. Dealer orders are subject to cancellation prior to commencement of production for a variety of reasons, and the Company does not consider its order backlog to be firm orders.

SALES NETWORK
         At January 2, 1998, the Company sold manufactured homes through approximately 435 independent dealers at approximately 814 independent dealer locations and through 20 company-owned retail centers in 23 states principally in the southeastern and southcentral United States. The Company believes that the quality of its independent dealer network has been important to the Company's performance.

         Each of the Company's five home manufacturing divisions maintains a separate sales force. At January 2, 1998, a total of 52 salespersons maintained personal contact with the Company's independent dealers. The Company markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in local media and participates in regional manufactured housing shows.

         The Company believes the close working relationship between its division management and the independent dealers they service has been an important factor in the Company's growth. In order to promote dealer loyalty and to enable dealers to penetrate retail markets, only one independent dealer within a given local market may distribute homes manufactured by a division of the Company. The Company does not have formal marketing agreements with its independent dealers and substantially all of the Company's independent dealers also sell homes of other manufacturers. The Company believes its relations with its independent dealers are good and the Company has experienced relatively low turnover in its established independent dealers in the past three years. In fiscal 1997, the Company's largest dealer accounted for 2.5% of net revenues and the ten largest dealers accounted for 18.0% of net revenues. In the fiscal year ended January 3, 1997, the Company's largest dealer accounted for 5.4% of net revenues, and the Company's ten largest dealers accounted for 25.7% of net revenues. In the fiscal year ended December 29, 1995, the Company's largest dealer accounted for 5.0% of net revenues and the Company's ten largest dealers accounted for 24.0% of net revenues.

         The Company began its retail operations in November 1996 by acquiring a group of retail companies doing business in Alabama and Mississippi. In December 1997, the Company expanded its retail operations by acquiring another retail company with seven locations in South Carolina. At January 2, 1998, the Company had 20 retail sales centers; 11 in Alabama, seven in South

Carolina, and two in Mississippi. Subsequent to January 2, 1998, the Company opened an additional sales center in Georgia. Each of the 21 sales centers maintains a separate sales force.

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

INDEPENDENT DEALER FINANCING
         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. At January 2, 1998, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $92 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may by obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. No dealer accounted for more than 5.4% of the Company's net revenues in each of the past three fiscal years. See "-Sales Network." The Company does not view any single independent dealer as being a material customer. While the Company does not have access to financial information regarding its independent dealers, it is not aware that any independent dealer is experiencing financial difficulties. The Company also finances substantially all of its retail inventory through floor plan arrangements. Such borrowings totaled approximately $15.9 million at January 2, 1998.

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

REGULATION
         The Company's manufactured homes are subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974. In 1976, HUD issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection, plumbing and electrical. Such regulations preempt conflicting state and local regulations. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector checks each of the Company's manufactured homes for compliance during at least one phase of construction. In 1994, HUD amended manufactured home construction safety standards to improve the wind force resistance of manufactured homes sold for occupancy in coastal areas prone to hurricanes. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes its manufactured homes meet or surpass all present HUD requirements.

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

RECENT ACQUISITIONS
         On December 3, 1997, the Company acquired substantially all of the assets and liabilities of A & G, Inc., a manufactured home retailer in South Carolina. The Company paid $1.4 million in cash and issued 94,115 shares of the Company's common stock (approximate market value on December 3, 1997 was $869,000).

         On November 21, 1996, the Company acquired BR Holding Corp., a company which operates a group of companies engaged in the retail sale of manufactured homes, and is doing business as Blue Ribbon Homes ("BR Holding"). BR Holding also operates an insurance agency which provides homeowner insurance for manufactured homes. The Company paid $1,075,000 in cash and issued

332,814 shares of the Company's common stock (approximate market value on November 21, 1996 of $4,532,000). The acquisition was accounted for under the purchase method of accounting; thus the Company's financial statements as of January 3, 1997 and for the year then ended reflect the operations of BR Holding from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired by $5,480,000, which amount is being amortized over 30 years as goodwill. In addition, the Company entered into four year non-compete agreements with the former stockholders of BR Holding for an aggregate amount of $50,000, which amount is included in the cash purchase price noted above. The stock purchase agreement requires the Company to make additional payments to the seller contingent on future earnings performance of BR Holding. Any additional payments will be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. In May 1997, an additional payment totaling approximately $197,000, 49,000 in cash and 14,256 shares of the Company's common stock (approximate market value of $148,000) was made for earnings targets achieved through December 31, 1996. At January 2, 1998, there was no payment obligation.

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

EMPLOYEES
         As of January 2, 1998, the Company employed 2,371 full-time employees involved in the following functional areas: manufacturing, 1,832; sales, 135; field service, 163; administration and clerical, 132; drivers, 64; and management, 45. The Company's manufacturing operations require primarily semi-skilled labor and personnel levels fluctuate with seasonal changes in production volume.

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

         Wendell L. Batchelor (age 55) is the founder of the Company and has been the Company's President, Chief Executive Officer and a Director since the Company's incorporation in 1982. From 1971 to 1982, Mr. Batchelor was General Manager of Shiloh Homes, a division of Winston Industries. Mr. Batchelor was Sales Manager of Marietta Homes, a division of Winston Industries, from 1968 to 1971. From 1966 to 1968, Mr. Batchelor was a Sales Representative for Madrid Homes. Mr. Batchelor has served in the past as Chairman of the Alabama Manufacturer's Housing Institute.

         Johnny R. Long (age 51) has been a Vice President of the Company primarily responsible for purchasing and a Director since the Company's incorporation in 1982. From 1976 to 1982, Mr. Long served as Purchasing Agent for Shiloh Homes, a division of Winston Industries. Mr. Long was Purchasing Agent for Bendix Homes from 1974 to 1976, for Commodore Homes from 1972 to 1974, and for Chevelle Homes from 1966 to 1972.

         Keith W. Brown (age 41) has served as the Company's Chief Financial Officer since the Company's incorporation in 1982 and as a Director since 1989. Mr. Brown served as the Company's Secretary from 1982 to January 1993 and resumed that office in September 1993. He was elected Treasurer in January 1993. From 1980 to 1982, Mr. Brown served as Controller for Shiloh Homes, a division of Winston Industries.

         Keith O. Holdbrooks (age 37) was elected as the Company's Chief Operating Officer in August 1996 by the Company's board of directors. From 1991 to 1996, Mr. Holdbrooks served as General Manager for Southern Homes, a division of the Company, and from 1989 to 1991 served as Sales Manager for Southern Homes. From 1985 to 1989 served as salesman for Southern Lifestyle, a division of the Company.

ITEM  2.   PROPERTIES

         The Company's manufactured home segment currently operates nine home manufacturing facilities (seven in Alabama, and one in each of Texas and North Carolina) and four component supply facilities (all in Alabama). The facilities used by the Company's manufactured home segment are as follows:


                           Building                                    Leased or
Unit                       Location                    Square Feet     Owned
----                       --------                    -----------     -----
Manufacturing
  Southern Energy
  Plant #1                 Addison, AL                   72,000        Owned
  Plant #2                 Addison, AL                   55,000        Owned
Southern Life/style
  Plant #1                 Addison, AL                   62,500        Owned
  Plant #2                 Addison, AL                   54,000        Leased
Southern Homes
  Plant #1                 Double Springs, AL            60,000        Owned
  Plant #2                 Double Springs, AL            52,000        Owned
  Plant #3*                Lynn, AL                      90,700        Owned
  Plant #4                 Lynn, AL                      96,000        Owned
Southern Energy Homes
    of Texas               Fort Worth, TX                98,300        Owned
Southern Energy Homes
    of North Carolina      Albemarle, NC                 77,000        Owned
Southern Energy Homes
    Of Pennsylvania*       Hegins, PA                    85,000        Leased
Component Supply
      Classic Panel        Hartselle, AL                 24,000        Owned
     Wind-Mar Supply       Addison, AL                   22,000        Owned
     Trimmasters           Haleyville, AL                50,000        Leased
     Unique Dinettes       Haleyville, AL                50,000        Leased

*Closed during 1997

         The Company currently operates 21 retail sales centers, 11 of which are in Alabama, seven of which are in South Carolina, two in Mississippi and one in Georgia. Each of the lots are currently leased and such lease terms range from one to five years.

         The corporate headquarters is located in Addison, Alabama and occupies approximately 15,400 square feet of office space.

         Each of the Company's manufacturing facilities, other than the Company's facility in Pennsylvania and the Southern Homes #3 facility are company owned. MH Transport owns and occupies an approximate 1,800 square foot office building in Double Springs, Alabama.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia by EurAm International, Inc., a sales agent for the Company. On April 29, 1996 the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company believes the claim is without merit and intends to vigorously defend the claim and there can be no assurances as to its likely outcome.

         In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and has attempted to draw upon the letter of credit posted by the Company. In March 1997, the Company obtained a temporary restraining order preventing GBH from drawing upon the letter of credit. In

February 1998, the Alabama Supreme Court issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. In the opinion of management, after consultation with legal counsel, there is no other material exposure with regard to GBH.

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

          No matters were submitted to a vote of the Stockholders of the Company during the fourth quarter of fiscal 1997.


                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Sales of Unregistered Securities

         On December 3, 1997, the registrant issued 94,115 shares of common stock, $.0001 par value (the "Shares"), to A&G, Inc. in connection with the registrant's acquisition of A & G, Inc. The aggregate merger consideration given by the registrant was $2.3 million, of which $1.4 million was paid in cash and $869,000 was paid with the Shares.

         The Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The Shares were issued to an entity whose sole stockholder was sophisticated (or whose representative was sophisticated) about business and financial matters. The registrant made available to the purchaser information about the business and finances of the registrant, including reports filed by the registrant pursuant to the Securities Exchange Act of 1934. The registrant also permitted the purchaser to ask questions of and receive answers from its officers and directors concerning the registrant's business and finances. The purchaser made certain representations to the registrant as to, among other things, investment intent and experience and sophistication as to business and financial matters.

Record Holders
         As of March 17, 1997, there were 110 record holders. This number does not include those stockholders holding stock in "nominee" or "street" name.

Stock Price Performance
         The Company's Common Stock has been publicly traded on the Nasdaq Stock Market since March 12, 1993. The original price per share was $6.93.

                                                  1997                       1996
                                             Price Range                Price Range
                                            High       Low             High     Low
                  First Quarter             13.38      9.75            11.75     9.00
                  Second Quarter            10.88      7.38            15.25     9.67
                  Third Quarter             10.75      8.75            16.25    10.00
                  Fourth Quarter            10.75      8.00            18.13    11.38

Dividends
         It is the Company's current policy to retain any future earnings to finance the continuing development of its business and not to pay dividends. The company has not paid any dividends since the initial public offering of its stock.

ITEM  6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Southern Energy Homes, Inc. and subsidiaries (Dollars in thousands, except per share data)

                                                                               Year Ended
                                              -------------------------------------------------------------------------------
                                               January 2,       January 3,     December 29,     December 30,      December 31
Operating Data                                       1998             1997             1995             1994             1993
Net revenues                                  $   298,533      $   306,844      $   241,268      $   188,750      $   143,618
Gross profit                                       44,053           43,647           31,125           24,763           19,518
Selling, general
and administrative                                 21,458           17,634           13,272           10,633            7,795
Provision for credit
  losses                                              187            1,177             --               --               --
Amortization                                          853              517              422              322              531
Non-recurring
charges(1) (2)                                      2,146             --               --               --              1,907
Operating income                                   19,409           24,319           17,431           13,808            9,285
Interest expense                                    1,412              131              146              237              654
Interest income                                       470              593              811              392              184
Provision for income
  taxes                                             7,092            9,535            6,854            5,139            3,454
Net income                                         11,375           15,246           11,242            8,824            5,244
Net income per share:
  Basic                                       $      0.76      $      1.01      $      0.79      $      0.62      $      0.40
  Diluted                                     $      0.75      $      1.00      $      0.78      $      0.62      $      0.40
Weighted average shares outstanding (3):
  Basic                                        15,002,006       15,122,578       14,300,466       14,161,135       13,094,010
  Diluted                                      15,129,530       15,260,484       14,349,197       14,328,361       13,163,705




                                            January 2,       January 3,     December 29,     December 30,     December 31,
Balance Sheet Data                                1998             1997             1995             1994             1993
Total assets                                  $123,253         $112,658         $ 75,899         $ 54,347         $ 43,340
Long-term  debt                                  4,720               --                6              596            1,502
Stockholders' equity                          $ 79,767         $ 77,377         $ 57,242         $ 38,559         $ 29,722

(1) Upon completion of the Company's initial public offering, the Company terminated all non-compete agreements and wrote off $1.9 million in non-recurring charges.

(1) During the second quarter of 1997, the company recorded a $2.1 million pre-tax non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania.

(1) The Company adopted the provisions of Statement of Financial Accounting of Standards No. 128, Earnings Per Share, therefore all periods presented have been restated to conform to the new statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended January 2, 1998 as Compared with Year Ended January 3, 1997

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) and finance revenue for the year ended January 2, 1998 were $298.5 million, which represented a decrease of 2.7% over the prior fiscal year.

Net revenues of the manufactured home segment, which includes the Company's retail operations, were $296.4 million for the year ended January 2, 1998 as compared with $304.9 million for the prior year period. Retail home sales accounted for $47.5 million of the manufactured home segment revenues for the year ended January 2, 1998 as compared with $4.0 million for the prior year period. During the fourth quarter of 1996 the Company entered into the retail sector of the industry through the acquisition of BR Holding Corp. and a group of retail companies doing business as Blue Ribbon Homes. Sales to dealers accounted for approximately $248.9 million of the manufactured home segment revenues for the fiscal year ended January 2, 1998, as compared with $300.8 million for the same period a year ago, a decrease of $52.0 million, or 17.3%. The decline in sales to dealers was attributable to a decline in the number of homes shipped, which was partially offset by an increase in the average wholesale price per home shipped. Total homes shipped in the year ended January 2, 1998 was 9,165, down 16.2% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 1997 was $27,500, as compared with $26,500 in 1996, an increase of 3.8%.

Revenues from the Company's retail financing segment were $2.2 million for the year ended January 2, 1998, as compared with $2.0 million for the prior year period. This increase was attributable to the increased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance suspended its loan origination activities and engaged 21st Century to service its existing loan portfolio.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended January 2, 1998 was $44.1 million, or 14.8% of net revenues, as compared with $43.6 million, or 14.2% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to increased sales from the Company's retail segment, which have a higher gross margin than sales to independent dealers, partially offset by decreased efficiencies associated with lower production levels, which resulted from a decreased in backlog of orders.

Selling Expenses

Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel, and freight costs. Selling expenses were $10.6 million, or 3.6% of net revenues, during the year ended January 2, 1998, as compared with $7.0 million, or 2.3% of net revenues, during the prior year period. The increase in selling expense as a percentage of net revenues was attributable primarily to increased selling expenses associated with the Company's retail operation, which was partially offset by savings in shipping costs realized from an increase in shipments through MH Transport, the Company's trucking subsidiary, which reduced the Company's reliance upon independent trucking companies.

General and Administrative Expenses

General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs, and professional fees. General and administrative expenses were $10.8 million, or 3.6% of net revenues, for the year ended January 2, 1998, as compared with $10.6 million, or 3.5% of net revenues, for the same period of 1996. The increase in general and administrative expenses as a percentage of net revenues was attributable primarily to salary increases and the addition of new employees who were hired in order to staff retail operations and to resolve staffing shortages. This increase was partially offset by a gain of approximately $775,000 resulting from the sale of $16.7 million of the Company's installment contracts receivable portfolio.

Provision for Credit Losses

The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. The provision for credit losses for the year ended January 2, 1998 was $187,000 as compared with $1.2 million for the year ended January 3, 1997. The decrease in the current year provision reflects the suspension of loan originations by Wenco, which occurred in February 1997.

Non-Recurring Charge

During the second quarter of 1997, the Company recorded a $2.1 million (pre-tax) non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. During the years ended January 2,1998 and January 3,1997, this facility generated 1.0% and 3.3%, respectively, of the total revenues of the Company. The impact of the results of operations of this facility on the operating income of the Company was immaterial during the years ended January 2,1998 and January 3,1997. The asset impairment losses consisted of the write-off of goodwill, ($505,000), the write-off of non-compete agreements ($134,000), and the write-off of certain other operating assets ($632,000), and plant closing costs consisting primarily of lease obligations ($400,000), warranty reserves ($260,000) and severance pay ($141,000).

Interest Expense

Interest expense for the year ended January 2, 1998 was $1.4 million as compared with $131,000 for the year ended January 3, 1997. The increase in interest expense in the current year was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory and the borrowings of $6.3 million of long-term debt.
 .
Interest Income

Interest income for the year ended January 2, 1998 was $470,000 as compared with $593,000 for the year ended January 3, 1997. The decrease in interest income reflects lower average cash and cash equivalent balances during the year ended January 2, 1998.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the year ended January 2, 1998 was $7.1 million, or an effective tax rate of 38.4%, compared with $9.5 million, or an effective tax rate 38.5%, for the year ended January 3, 1997. The decline in income tax expense is a result of lower income in 1997.

Year Ended January 3, 1997 as Compared with Year Ended December 29, 1995

Net Revenues

Total net revenues and finance revenue for the year ended January 3, 1997 were $306.8 million, which represented an increase of 27.2% over the prior fiscal year. During the fourth quarter of 1996 the Company entered into the retail sector of the industry through the acquisition of BR Holding Corp. and a group of retail companies doing business as Blue Ribbon Homes.

Net revenues of the manufactured home segment, which includes the Company's retail operations, were $304.8 million for the year ended January 3, 1997 as compared with $241.2 million for the prior year period. Retail home sales accounted for $4.0 million of the manufactured home segment revenues for the year ended January 3, 1997. The average wholesale price per home in 1996 was $26,500, as compared with $25,600 in 1995, an increase of 3.5%. Total homes sold in the year ended January 3, 1997 was 10,940, up 20.5% over the number of homes sold in the prior year period. The increase in homes sold was attributable primarily to increased capacity from a manufactured housing facility in Alabama which was added in the fourth quarter of 1995 and increased production from the Texas plant.

Revenues from the Company's retail financing segment were $2.0 million for the year ended January 3, 1997, as compared with $30,000 for the prior year period. This increase was attributable to the increased lending activity by Wenco Finance. Wenco Finance had been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, continues to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio. Gross Profit

Gross profit for the year ended January 3, 1997 was $43.6 million, or 14.2% of net revenues, as compared with $31.1 million, or 12.9% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to lower material prices which were partially offset by increased warranty costs. The increase in warranty expense was attributable primarily to an increase in the Company's customer service staff and the expansion of the Company's service fleet.

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

General and Administrative expenses

General and administrative expenses were $10.6 million, or 3.5% of net revenues, for the year ended January 3, 1997, as compared with $7.6 million, or 3.1% of net revenues, for the same period of 1995. The increase in general and administrative expenses as a percentage of net revenues was attributable primarily to salary increases and the addition of new employees who were hired in order to resolve staffing shortages which occurred as the Company continued to expand.

Provision for Credit Losses

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

Provision for Income Taxes

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

Cash Flows

During the year ended January 2, 1998, the Company's cash provided by operations was approximately $11.1 million. Cash provided by operations included net income of $11.4 million, which was partially offset by increased accounts receivable and prepayments and other of $5.1 million, decreased accounts payable and accrued liabilities of $2.4 million, and loan originations of $1.3 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $6.1 million, purchase of subsidiary for $1.4 million, increased organization and pre-operating costs of $499,000, repurchase of common stock of $10.2 million, investments in joint ventures of $2.7 million, increased net borrowings of $5.2 million and the sale of installment contracts of $16.7 million.

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

At January 2, 1998, the Company's net working capital was $32.9 million, including $17.7 million in cash and cash equivalents, as compared with $17.7 million at January 3, 1997, including $5.3 million in cash and cash equivalents. The increase in net working capital was a result of an increase in cash and cash equivalents of $12.4 million resulting from the sale of a portion of the Company's installment contracts receivable, and an increase in accounts receivable of approximately $4.8 million, increased inventories of $1.5 million, partially offset by increased notes payable of approximately $3.9 million. The increase in inventory and notes payable was primarily attributable to the homes held at the recently acquired retail locations and the related floor-plan financing. The Company also has a $15 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has no outstanding borrowings under this line.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At January 2, 1998, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $92 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Expansion

In November 1996, the Company acquired a group of retail sales centers in Alabama and Mississippi. The initial purchase price consisted of approximately $1.1 million in cash and $4.5 million of common stock issued. The Company is obligated to make additional payments to the seller if the acquired business meets certain earnings targets. Any additional payments will be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. In May 1997, an additional payment totaling approximately $197,000, $49,000 in cash and 14,256 shares of the Company's common stock (approximate market value of $148,000) was made for earnings targets achieved through December 31, 1996. At January 2, 1998, there was no payment obligation.

In December 1997, the Company acquired substantially all of the assets and assumed all of the liabilities of a manufactured housing retailer in South Carolina. The purchase price consisted of approximately $1.4 million in cash and 94,115 shares of the Company's common stock (approximate market value on December 3, 1997 of $869,000).

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Southern Energy Homes, Inc. and subsidiaries

                                                            January 2,           January 3,
                                                                  1998                 1997
                                                         -------------        -------------
Assets
Current Assets
Cash and cash equivalents                                $  17,676,000        $   5,299,000
Accounts receivable, less allowance for doubtful
  accounts of $180,000 and $362,000, respectively           22,399,000           17,558,000
Installment contracts receivable                               165,000              421,000
Inventories                                                 28,479,000           27,019,000
Deferred tax benefits                                        1,816,000            1,829,000
Prepayments and other                                        1,134,000              890,000
                                                         -------------        -------------
                                                            71,669,000           53,016,000
                                                         -------------        -------------
Property, plant, and equipment:
Property, plant, and equipment, at cost                     28,982,000           23,527,000
Less - accumulated depreciation                             (7,130,000)          (5,169,000)
                                                         -------------        -------------
                                                            21,852,000           18,358,000
                                                         -------------        -------------
Intangibles and other non-current assets:
Installment contracts receivable, less allowance
  for credit losses of $696,000 and $1,142,000,
  respectively                                               9,673,000           26,064,000
Goodwill                                                    14,258,000           13,093,000
Non-compete agreements                                         421,000              667,000
Organization and pre-operating costs                           825,000              649,000
Other assets                                                 4,555,000              811,000
                                                         -------------        -------------
                                                            29,732,000           41,284,000
                                                         -------------        -------------
                                                         $ 123,253,000        $ 112,658,000
                                                         =============        =============
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable                                            $  15,932,000        $  12,025,000
Current maturities of long-term debt                         1,106,000                   --
Accounts payable                                             3,449,000            4,303,000
Volume incentive payable                                     7,828,000            8,541,000
Accrued payroll-related expenses                             2,693,000            2,743,000
Accrued workers' compensation                                1,995,000            2,426,000
Accrued warranty                                             1,939,000            1,944,000
Accrued other                                                3,824,000            3,299,000
                                                         -------------        -------------
                                                            38,766,000           35,281,000
                                                         -------------        -------------
Long-term debt                                               4,720,000                   --
                                                         -------------        -------------
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000
  shares authorized, none outstanding                               --                   --
Common stock, $.0001 par value, 40,000,000 shares
  authorized, 15,572,326 shares issued at January
  2, 1998; 20,000,000 shares authorized 15,437,801
  shares issued at January 3, 1997                               2,000                2,000
Treasury stock, at cost, 1,122,100 shares at
  January 2, 1998 and no shares at January 3, 1997         (10,201,000)                  --
Capital in excess of par                                    37,215,000           35,999,000
Retained earnings                                           52,751,000           41,376,000
                                                         -------------        -------------
                                                            79,767,000           77,377,000
                                                         -------------        -------------
                                                         $ 123,253,000        $ 112,658,000
                                                         =============        =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Operations
Southern Energy Homes, Inc. and subsidiaries

                                                                    Year Ended
                                                  January 2,         January 3,       December 29,
                                                        1998               1997               1995
                                                  (52 Weeks)         (53 Weeks)         (52 Weeks)
                                                ------------       ------------       ------------
Net revenues                                    $298,533,000       $306,844,000       $241,268,000
Cost of sales                                    254,480,000        263,197,000        210,143,000
                                                ------------       ------------       ------------
Gross profit                                      44,053,000         43,647,000         31,125,000
                                                ------------       ------------       ------------
Operating expenses:
Selling                                           10,635,000          7,015,000          5,712,000
General and administrative                        10,823,000         10,619,000          7,560,000
Provision for credit losses                          187,000          1,177,000                 --
Amortization of intangibles                          853,000            517,000            422,000
Non-recurring charge                               2,146,000                 --                 --
                                                ------------       ------------       ------------
                                                  24,644,000         19,328,000         13,694,000
                                                ------------       ------------       ------------
Operating income                                  19,409,000         24,319,000         17,431,000
                                                ------------       ------------       ------------
Interest expense                                   1,412,000            131,000            146,000
Interest income                                      470,000            593,000            811,000
                                                ------------       ------------       ------------
Income before provision for
 income taxes                                     18,467,000         24,781,000         18,096,000
Provision for income taxes                         7,092,000          9,535,000          6,854,000
Net income                                      $ 11,375,000       $ 15,246,000       $ 11,242,000
Net income per share:
  Basic                                         $       0.76       $       1.01       $       0.79
                                                ============       ============       ============
  Diluted                                       $       0.75       $       1.00       $       0.78
                                                ============       ============       ============
Weighted average number of common shares:
  Basic                                           15,002,006         15,122,578         14,300,466
                                                ============       ============       ============
  Diluted                                         15,129,530         15,260,484         14,349,197
                                                ============       ============       ============

Consolidated Statements of Stockholders' Equity
Southern Energy Homes, Inc. and subsidiaries

                                                                                              Capital
                                        Common Stock              Treasury Stock            in Excess      Retained
                                     Shares        Amount        Shares         Amount         of Par      Earnings         Total
                               ------------  ------------  ------------   ------------   ------------  ------------  ------------
Balance, December 30, 1994       14,161,311  $      1,000            --   $          0   $ 23,670,000  $ 14,888,000  $ 38,559,000
Net proceeds from issuance of
   common stock                     862,500            --            --             --      7,236,000            --     7,236,000
Exercise of stock options            29,577            --            --             --        205,000            --       205,000
Net income                               --            --            --             --             --    11,242,000    11,242,000
                               ------------  ------------  ------------   ------------   ------------  ------------  ------------
Balance, December 29, 1995       15,053,388         1,000            --             --     31,111,000    26,130,000    57,242,000
Exercise of stock options            51,599            --            --             --        357,000            --       357,000
Issuance of common stock
   in connection with
   acquisition                      332,814         1,000            --             --      4,531,000            --     4,532,000
Net income                               --            --            --             --             --    15,246,000    15,246,000
                               ------------  ------------  ------------   ------------   ------------  ------------  ------------
Balance, January 3, 1997         15,437,801         2,000            --             --     35,999,000    41,376,000    77,377,000
Exercise of stock options            26,154            --            --             --        181,000            --       181,000
Issuance of common stock
   in connection with
   acquisitions                     108,371            --            --             --      1,035,000            --     1,035,000
Treasury stock repurchases               --            --    (1,122,100)   (10,201,000)            --            --   (10,201,000)
Net income                               --            --            --             --             --    11,375,000    11,375,000
                               ------------  ------------  ------------   ------------   ------------  ------------  ------------
Balance, January 2, 1998         15,572,326  $      2,000    (1,122,100)  $(10,201,000)  $ 37,215,000  $ 52,751,000  $ 79,767,000
                               ============  ============  ============   ============   ============  ============  ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED Statements of Cash Flows
Southern Energy Homes, Inc. and subsidiaries

                                                                              Year Ended
                                                           ------------------------------------------------
                                                             January 2,        January 3,       December 29
                                                                   1998              1997              1995
                                                             (52 Weeks)        (53 Weeks)        (52 Weeks)
                                                           ------------      ------------      ------------
Operating activities:
Net income                                                 $ 11,375,000      $ 15,246,000      $ 11,242,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Equity income of joint ventures                              (282,000)               --                --
  Gain on sale of installment contracts                        (775,000)               --                --
  Non-recurring charge                                        2,146,000                --                --
  Depreciation of property, plant, and equipment              2,244,000         1,168,000         1,273,000
  Provision (credit) for deferred income taxes                   13,000          (560,000)         (158,000)
  Gain on sale of property, plant, and equipment                (25,000)           37,000            13,000
  Amortization of intangibles                                   853,000           517,000           422,000
  Provision (credit) for doubtful accounts receivable           (77,000)          210,000            22,000
  Accretion of discount on debt                                      --                --            78,000
  Provision for credit losses on installment contracts          187,000         1,177,000                --
  Origination of installment contracts                       (1,272,000)      (27,497,000)               --
  Principal collected on originated
   installment contracts                                        996,000           490,000                --
Change in assets and liabilities, net of effect
 from purchase of subsidiaries:
   Accounts receivable                                       (4,850,000)        3,936,000        (5,277,000)
   Inventories                                                3,194,000        (7,039,000)       (1,260,000)
   Prepayments and other                                       (250,000)         (255,000)         (723,000)
   Accounts payable                                            (854,000)       (1,174,000)          328,000
   Accrued liabilities                                       (1,572,000)        4,525,000         2,418,000
                                                           ------------      ------------      ------------
Net cash provided by (used in) operating activitie           11,051,000        (9,219,000)        8,378,000
                                                           ------------      ------------      ------------
Investing activities:
  Purchase of subsidiaries, net of cash acquired             (1,410,000)       (1,217,000)         (942,000)
  Capital expenditures                                       (6,089,000)       (5,501,000)       (5,161,000)
  Maturities of investments                                          --         2,076,000         4,924,000
  Investments in joint ventures                              (2,712,000)         (770,000)               --
  Increase in organization and pre-operating costs             (499,000)         (305,000)         (482,000)
  Proceeds from sale of property, plant, and equipment          162,000            68,000            42,000
                                                           ------------      ------------      ------------
Net cash used in investing activities                       (10,548,000)       (5,649,000)       (1,619,000)
                                                           ------------      ------------      ------------
Financing activities:
Purchase of treasury stock                                  (10,201,000)               --                --
Net borrowings on notes payable                                (668,000)        3,060,000                --
Repayments of long-term debt                                   (500,000)               --        (1,454,000)
Borrowings on long-term debt                                  6,326,000                --                --
Net proceeds from issuance of common stock                           --                --         7,236,000
Proceeds from exercise of stock options                         181,000           357,000           205,000
Proceeds from sale of installment contracts                  16,736,000                --                --
                                                           ------------      ------------      ------------
Net cash provided by financing activities                    11,874,000         3,417,000         5,987,000
                                                           ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents         12,377,000       (11,451,000)        2,746,000
Cash and cash equivalents at beginning of period              5,299,000        16,750,000         4,004,000
                                                           ------------      ------------      ------------
Cash and cash equivalents at end of period                 $ 17,676,000      $  5,299,000      $ 16,750,000
                                                           ============      ============      ============
Supplemental cash flow information:
Cash paid for interest                                     $  1,290,000      $    131,000      $     78,000
Cash paid for income taxes                                 $  7,434,000      $  9,369,000      $  7,568,000

Supplemental disclosures of non-cash investing activities:

         During fiscal 1997, the Company purchased A & G, Inc. for $6.5 million, of which $0.9 million was paid through the issuance of 94,115 shares of the Company's common stock. See Note 3.

         During fiscal 1996, the Company purchased BR Holding Corp. for $5.6 million, of which $4.5 million was paid through the issuance of 332,814 shares of the Company's common stock. During 1997 an additional payment was made in the amount of $197,000, of which $148,000 was paid through the issuance of 14,256 shares of the Company's common stock. See Note 3.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes To Consolidated Financial Statements
Southern Energy Homes, Inc. and subsidiaries

1. The Company and Basis of Presentation:

         Southern Energy Homes, Inc. (the "Company") is primarily involved in two industry segments: the production and retail sale of manufactured homes and the retail financing of manufactured homes. The Company produces manufactured homes, primarily on a custom basis, for wholesale to dealers located primarily in the southeastern and south central regions of the United States. In fiscal 1996 the Company acquired a retail home sales operation through a merger with BR Holding Corp. ("BR Holding") and in fiscal 1997 the Company expanded its retail operations through the acquisition of A & G, Inc. ("A & G") (see Note 3). Retail sales are primarily in the southeastern United States. Wenco Finance, Inc., the Company's wholly owned finance subsidiary ("Wenco Finance"), until February 1997 had been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century") (see Note 3). The joint venture, Wenco 21, will continue to offer consumer financing for homes manufactured by the Company as well as other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance has suspended its loan origination activities and has engaged 21st Century to service its existing loan portfolio.

         The Company is on a 52/53-week year with the fiscal year ending on the Friday closest to the last day of December. The 1997 and 1995 fiscal years included 52 weeks and the 1996 fiscal year included 53 weeks. All references to years relate to fiscal years rather than calendar years.

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

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

2. Summary of Significant Accounting Policies:

Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements. The Company accounts for its investments of 50% or less in joint ventures, where it does not have the ability to control, on the equity basis of accounting. Therefore, the Company's share of income/loss is recorded as equity income from the venture in the accompanying consolidated statements of operations (see Note
3).

Cash and Cash Equivalents

         For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and highly liquid debt instruments and investments purchased with an original maturity of three months or less.Inventories Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                                January 2,            January 3,
                                                      1998                  1997
                                               -----------           -----------
Raw materials                                  $ 9,498,000           $11,607,000
Work in progress                                 1,089,000             1,108,000
Finished goods                                  17,892,000            14,304,000
                                               -----------           -----------
                                               $28,479,000           $27,019,000

Property, Plant, and Equipment

         Property, plant, and equipment are recorded at cost. Depreciation is computed on the straight-line, accelerated cost recovery system or modified accelerated cost recovery system method over the estimated service lives of depreciable assets (5-39 years for buildings and improvements, 3-10 years for machinery and equipment, 5-10 years for office equipment, and 7-10 years for leasehold improvements, which is the lesser of the lease term or the asset's useful life). Cost of property, plant, and equipment is as follows:

                                                  January 2,          January 3,
                                                        1998                1997
                                                 -----------         -----------
Land                                             $   495,000         $   493,000
Buildings and improvements                        15,938,000          10,465,000
Machinery and equipment                            9,503,000           7,963,000
Office equipment                                   1,323,000             836,000

Leasehold improvements                             1,649,000           1,140,000
Construction in progress                              74,000           2,630,000
                                                 -----------         -----------
                                                 $28,982,000         $23,527,000
                                                 ===========         ===========

         Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property, plant, and equipment accounts are relieved of cost and accumulated depreciation and any resulting gain or loss is credited or charged to income. Allowance for Credit Losses

         The allowance for credit losses is established to provide for losses inherent in the installment contracts receivable portfolio. The allowance for credit losses is determined based on the Company's historical loss experience after adjusting for current economic conditions. Management, after assessing the loss experience and economic conditions, adjusts the allowance account through periodic provisions. Actual credit losses are charged to the allowance when incurred.

         An analysis of the allowance for losses on installment contracts receivable is as follows:

                                                January 2,           January 3,
                                                      1998                 1997
                                               -----------          -----------
Balance, beginning of year                     $ 1,142,000          $        --
Provision for credit losses                        187,000            1,177,000
Charge-offs                                       (633,000)             (35,000)
                                               -----------          -----------
Balance, end of year                           $   696,000          $ 1,142,000
                                               ===========          ===========

Intangible Assets

         The intangible assets recorded by the Company in connection with various acquisitions are amortized on a straight-line basis. As of January 2, 1998 and January 3, 1997, accumulated amortization of intangibles amounted to $3,011,000 and $2,158,000, respectively (see Note 8). The applicable intangible amortization periods are as follows:

Goodwill                                     30 years
Non-compete agreements                       4 to 10 years
Organization and pre-operating costs         5 years

Long-Lived Assets

         The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the operations of the Company may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value and the amount of such impairment is charged to earnings (see Note 8).

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

Insurance Arrangements

         The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $300,000 per occurrence (with an annual aggregate stop-loss limit of $4,000,000 for all claims), and for all health-care claims in excess of $55,000 per occurrence (with an annual aggregate stop-loss limit of approximately $4,400,000 for all claims). Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

Fair Value of Financial Instruments

         Because of the short-term nature of the Company's financial instruments, the low interest rate volatility associated with the installment contracts receivable, and the recent closing of a long-term debt facility, the fair value of the Company's financial instruments at January 2, 1998 and January 3, 1997 approximated book value at those dates.

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

Revenue Recognition - Retail Financing

         Interest income from installment contract receivables is recognized using the interest method. Accrual of interest income on installment contract receivables is suspended when a loan is contractually delinquent for 90 days or more. Interest accrual resumes when the loan becomes contractually current, and past-due interest income is recognized at that time. Most of the installment contract receivables are with borrowers in the southern portion of the United States and are collateralized by manufactured homes.

Net Income per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         The Company adopted this statement in fiscal 1997 and, in accordance with SFAS No. 128, has restated all prior period EPS data presented. The EPS results are as follows:

                                                                Shares
                                                             Available
                                                   Net       to Common      Earnings
                                                Income    Shareholders     per Share
                                           -----------    ------------     ---------
January 2, 1998
    Basic                                  $11,375,000      15,002,006     $0.76
    Dilutive effect of options issued               --         127,524     (0.01)
                                           -----------     -----------     -----
    Diluted                                $11,375,000      15,129,530     $0.75
                                           -----------     -----------     -----
January 3, 1997
    Basic                                  $15,246,000      15,122,578     $1.01
    Dilutive effect of options issued               --         137,906     (0.01)
                                           -----------     -----------     -----
    Diluted                                $15,246,000      15,260,484     $1.00
                                           -----------     -----------     -----
December 29, 1995
    Basic                                  $11,242,000      14,300,466     $0.79
    Dilutive effect of options issued               --          48,731     (0.01)
                                           -----------     -----------     -----
    Diluted                                $11,242,000      14,349,197     $0.78
                                           -----------     -----------     -----

3. Business Combinations and Investments in Joint Ventures

Joint Ventures:

         On December 3, 1997, the Company acquired substantially all of the assets and the business of A & G, a manufactured housing retail company headquartered in Charleston, South Carolina. The Company paid $1.4 million in cash and issued 94,115 shares of the Company's common stock (approximate market value on December 3, 1997 of $869,000). The acquisition was accounted for under the purchase method of accounting; thus the financial statements for the year ended January 2, 1998 reflect the operations of A & G from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired (assets of $4.9 million less liabilities of $4.6 million) by approximately $2.0 million, which amount is being amortized over 30 years as goodwill. The results of operations with respect to A & G were not significant and, accordingly, no pro forma results have been provided.

         On July 3, 1997, the Company made an initial capital contribution of $2.0 million to purchase a one-third interest in a manufacturing joint venture which produces rafters used in the production of the Company's homes. The Company's share of income from the joint venture amounted to $97,000 in 1997.

         In February 1997, the Company made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest in the joint venture. The company's share of income from Wenco 21 in 1997 amounted to $58,000.

         In December 1996, the Company purchased a 33% interest in a manufacturing joint venture with other manufactured home builders for $770,000. The joint venture manufactures cabinet doors for sale to participants in the joint venture as well as third party customers. The Company's share of income from this joint venture in 1997 amounted to $127,000.

         On November 21, 1996, the Company acquired BR Holding, a holding company which operated a group of retail companies participating in the retail sale of manufactured homes. BR Holding also operated an insurance agency, which provided homeowner insurance for manufactured homes. The Company paid $1,075,000 in cash and issued 332,814 shares of the Company's common stock (approximate market value on November 21, 1996 of $4,532,000). The acquisition was accounted for under the purchase method of accounting; thus the financial statements reflect the operations of BR Holding from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired (assets of $9.9 million less liabilities of $9.8 million) by $5,480,000, which amount is being amortized over 30 years as goodwill. In addition, the Company entered into four-year non-compete agreements with the former stockholders of BR Holding for an aggregate amount of $50,000, which amount is included in the cash purchase price noted above. The stock purchase agreement requires the Company to make additional payments to the seller contingent on future earnings performance of BR Holding. Any additional payments will be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. In fiscal 1997 an additional payment was made in the amount of $197,000 ($49,000 in cash and $148,000 in stock) related to this contingency. At January 2, 1998, there was no payment obligation. The results of operations with respect to BR Holding were not significant and, accordingly, no pro forma results have been provided.

         On November 20, 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities of Imperial Homes Corporation, Inc. ("Imperial-PA"). This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of approximately $2.5 million was composed of approximately $950,000 in cash and the assumption of $1.5 million in liabilities. The total purchase price exceeded the fair value of net assets acquired by approximately $522,000, which amount was being amortized over 30 years as goodwill. In addition, the Company entered into 10-year non-compete agreements with the former stockholders of Imperial-PA for an aggregate amount of $150,000, which amount was included in the cash purchase price noted above. During the second quarter of 1997, the Company decided to close this facility (see Note 8).

4. Sale of Installment contracts:

         In August 1997, the Company sold at par installment contracts totaling $16.7 million, along with the related servicing. The Company retained an interest in certain of the cash flows ascribed to such loans (the "interest only strip"). The fair value of the interest only strip was calculated using the expected future cash flows discounted at the current market rate and considering prepayment and default rates on the loans. The Company also retained credit risks on the installment contracts sold and has recorded a reserve for such estimated credit losses over the life of the loan in accordance with SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities.

5. Income Taxes:

         The provision (benefit) for income taxes for the respective periods was as follows:

                              January 2,         January 3,        December 29,
                                    1998               1997                1995
                              ----------        -----------         -----------
Federal:
    Current                   $6,594,000        $ 9,294,000         $ 6,516,000
    Deferred                      11,000           (521,000)           (142,000)
                              ----------        -----------         -----------
                               6,605,000          8,773,000           6,374,000
                              ----------        -----------         -----------
State:
    Current                      485,000            801,000             496,000
    Deferred                       2,000            (39,000)            (16,000)
                              ----------        -----------         -----------
                                 487,000            762,000             480,000
                              ----------        -----------         -----------
Total provision               $7,092,000        $ 9,535,000         $ 6,854,000
                              ==========        ===========         ===========

         The provision for income taxes differed from the amounts computed by applying the federal statutory rate of 35% due to the following:

                                                January 2,     January 3,     December 29,
                                                      1998           1997             1995
                                                ----------     ----------     ------------
Tax provision at the federal statutory rate     $6,463,000     $8,671,000     $6,334,000
State income taxes, net of federal benefit         316,000        496,000        367,000
Goodwill amortization                              127,000         58,000         57,000

                                                January 2,     January 3,     December 29,
                                                      1998           1997             1995
                                                ----------     ----------     ------------
Other                                              186,000        310,000         96,000
                                                ----------     ----------     ----------
                                                $7,092,000     $9,535,000     $6,854,000
                                                ==========     ==========     ==========

    Temporary differences which created deferred tax assets at January 2, 1998 and January 3, 1997 are as follows:

                                                     January 2,       January 3,
                                                           1998             1997
                                                     ----------       ----------
Deferred income tax assets:
    Warranty accrual                                 $  720,000       $  721,000
    Workers' compensation accrual                       871,000          867,000
    Accrued expenses                                    423,000          457,000
    Inventory                                           358,000           54,000
    Other                                               313,000          252,000
                                                     ----------       ----------
                                                      2,685,000        2,351,000
                                                     ----------       ----------
Deferred income tax liabilities:
    Depreciation                                        168,000          338,000
    Goodwill amortization                               170,000          115,000
    Organization and pre-operating costs                175,000           69,000
    Other                                               356,000               --
                                                     ----------       ----------
                                                        869,000          522,000
                                                     ----------       ----------
Net deferred income tax asset                        $1,816,000       $1,829,000
                                                     ==========       ==========

6. Notes Payable and Long-Term Debt:

         The Company routinely finances its inventory of homes held by its retail centers through floor-plan notes payable with various financial institutions. The notes normally require periodic payments of principal and interest, and full payment when the home is sold to a customer. The weighted average interest rate on these borrowings during 1997 and 1996 was 7.0% and 9.13%, respectively.

         The Company has a $15 million unsecured bank line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5% (7.22% at January 2, 1998). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company had no outstanding borrowings on this line at January 2, 1998 and January 3, 1997.

         The Company's long-term debt at January 2, 1998 and January 3, 1997 is as follows:

                                                       January 2,     January 3,
                                                             1998           1997
                                                       ----------     ----------
Working capital loan payable, interest at 7.22%,
 due in monthly installments of $83,333 through
 June 11, 2002, secured by real estate                 $4,500,000     $       --
Construction term loan payable, interest at 7.46%,
 secured by real estate, due February 17, 1998          1,326,000             --
Total long-term debt                                    5,826,000             --
                                                       ----------     ----------
Less amounts due within one year                        1,106,000             --
                                                       ----------     ----------
                                                       $4,720,000     $       --
                                                       ==========     ==========

         The Company has received a commitment letter to refinance the $1.3 million construction term loan over 10 years with monthly principal and interest payments of $15,474. As a result, a portion of the loan has been classified as long term.

         The Company's term loans contain various restrictive covenants, generally common to such loan agreements, with which the Company was in compliance at January 2, 1998.

         The Company's long-term debt contractually matures in each of the next five fiscal years as follows: $1,106,000 in 1998, $1,099,000 in 1999, $1,106,000 in 2000, $1,114,000 in 2001, $622,000 in 2002, and $779,000 thereafter.

7. Commitments and Contingencies:

Repurchase Agreements

         It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally, the agreements provide for the manufacturer to repurchase manufactured homes from the financing institution in the event of repossession upon a dealer's default. The Company's contingent liability under such agreements was approximately $92 million as of January 2, 1998 and $91 as of January 3, 1997. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements will not have a material effect on the financial statements of the Company.

Interest Reimbursement

         The Company has agreements with certain dealers to reimburse them for their interest costs incurred in connection with floor-plan financing. Interest expense related to these agreements is classified as a selling expense in the accompanying consolidated statements of operations. For the years ended January 2, 1998, January 3, 1997, and December 29, 1995, interest expense related to these agreements amounted to $841,000, $735,000, and $634,000, respectively. Employee Benefit Plans

         The Company maintains a stock option plan which authorizes a total of 907,814 shares of Company common stock for issuance to key employees and advisors. The Company granted options to acquire 192,200, 93,909, and 138,654 shares of common stock in 1997, 1996, and 1995, respectively, at exercise prices ranging from $6.67 to $10.125. The exercise price of each option approximated the fair market value of the Company's common stock at the date of grant. At January 2, 1998, options to purchase 373,748 shares were exercisable. Total options outstanding were 490,464 at January 2, 1998 with a weighted average remaining contractual life of 8.6 years.

         The Company also maintains a stock option plan, which authorizes a total of 75,000 shares of Company common stock for issuance to the Company's outside directors. In 1997 and 1996, the Company granted options to acquire 11,250 and 15,000 shares of common stock to certain outside directors at exercise prices ranging from $11.00 to $11.625. The exercise prices of the options approximated the fair market value of the Company's common stock at the date of grant. At January 2, 1998, options to purchase 26,250 shares were exercisable. Total options outstanding were 26,250 at January 2, 1998 with a weighted average remaining contractual life of 9.1 years.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation expense for the Company's stock option plans for awards in 1997 and in 1996 been determined under SFAS No. 123, Accounting for Stock-Based Compensation, based on the fair market value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                  1997               1996               1995
                                        --------------     --------------     --------------
Net income - as reported                $   11,375,000     $   15,246,000     $   11,242,000
Net income -pro forma                   $   10,783,000     $   14,993,000     $   11,166,000
As reported - net income per share:
        Basic                           $         0.76     $         1.01     $         0.79
        Diluted                         $         0.75     $         1.00     $         0.78
Pro forma- net income per share:
        Basic                           $         0.72     $         0.99     $         0.78
        Diluted                         $         0.71     $         0.98     $         0.78

         The following table summarizes the changes in the number of shares under option pursuant to the plans described above:

                                                   Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                   January 2,      Exercise   January 3,      Exercise  December 29,     Exercise
                                         1998         Price         1997         Price         1995         Price
                                     --------      --------     --------      --------     --------      --------
Outstanding at beginning of year      339,763      $   7.45      285,032      $   6.91      190,391      $   6.93
Granted                               203,450          8.14      108,909          7.58      138,654          6.89
Exercised                             (26,154)         6.93      (51,599)         6.93      (29,577)         6.93
Forfeited                                (345)         6.93       (2,579)         6.93      (14,436)         6.93
                                     --------      --------     --------      --------     --------      --------
Outstanding at end of year            516,714          7.75      339,763          7.45      285,032          6.91
                                     ========      ========     ========      ========     ========      ========
Exercisable at end of year            399,998      $   7.33      194,931      $   7.28      106,952      $   6.93
Weighted average  fair value of
 options granted                     $   4.24                   $   6.21                   $   2.82

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 0.0%; expected volatility of 0.39%; risk-free interest rate of 6.28%; and expected life of five years. Vesting of the 1997 grants is 131,250 options vesting immediately and the remainder vesting equally over three years. The 1996 and 1995 assumptions are: dividend yield of 0.0%; expected volatility of 0.42%; risk-free interest rate of 6.09%; expected life of five years; and vesting of 100% over a two-year period. The weighted average contractual life of the options outstanding at January 2, 1998 is nine years.

         The Company maintains employment agreements with certain employees which renew automatically for additional one-year periods unless terminated by either of the parties. The agreements provide for minimum base salaries and incentive compensation (as defined therein). In addition, the agreements provide for payment of up to six months' salary and/or bonus upon certain circumstances (for example, termination without cause or upon death).

         The Company offers a 401(k) retirement plan to employees having completed one year of service, whereby eligible employees may contribute up to 20% of their annual compensation subject to limitations by the Internal Revenue Service. The Company may match up to 100% of the employee contributions as limited by the Internal Revenue Service. For the years ended January 2, 1998, January 3, 1997, and December 29, 1995, the Company expensed $78,000, $66,000, and $63,000, respectively, related to the plan.

Operating Leases

         The Company leases certain manufacturing facilities and retail sales centers under operating leases. Rent expense under all leases was $1.1 million for the year ended January 2, 1998, $404,000 for the year ended January 3, 1997, and $150,000 for the year ended December 29, 1995. Future minimum lease payments at January 2, 1998 are $1.5 million, $1.5 million, $1.4 million, $1.1 million, and $277,000 for each of the next five years.

Litigation

         The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia, by EurAm International, Inc., a sales agent for the Company. On April 29, 1996, the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The Company believes the claim is without merit and intends to vigorously defend the claim but there can be no assurances as to its likely outcome.

         In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and attempted to draw upon the letter of credit posted by the Company. In March 1997, the Company obtained a temporary restraining order preventing GBH from drawing upon the letter of credit. In February 1998, the Alabama Supreme Court issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. In the opinion of management, after consultation with legal counsel, there is no other material exposure with regard to GBH.

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

8. Non-Recurring Charge:

         During the second quarter of 1997, the Company recorded a $2.1 million pre-tax ($1.3 million after-tax) non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. During the fiscal years ended January 2, 1998 and January 3, 1997, this facility generated 1.0% and 3.3%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was immaterial during the fiscal years ended January 2, 1998 and January 3, 1997. The asset impairment losses consist of the write-off of goodwill ($505,000), the write-off of non-compete agreements ($134,000), and the write-off of certain other operating assets ($632,000), and plant closing costs consisting primarily of lease obligations ($400,000), warranty reserves ($260,000), and severance pay ($141,000).

9. Related Party Transactions:

         The Company had sales to a development company affiliated with certain stockholders who were also executive officers of the Company during the years ended January 2, 1998, January 3, 1997, and December 29, 1995, which amounted to $250,000, $691,000, and $1.4 million, respectively. Transactions with the development company have been at prices and on terms no less favorable to the Company than with third parties.

10. Stockholders' equity:

         In fiscal 1997, the Company's Board of Directors voted to increase the number of authorized shares of common stock to be issued from 20 million shares to 40 million shares. On June 4, 1996, the Board of Directors of the Company voted to approve a 3-for-2 stock split of the Company's common stock, payable in the form of a 50% stock dividend on July 3, 1996 to stockholders of record on June 19, 1996. The stock split resulted in one additional share of common stock being issued for each two shares of common stock issued and outstanding on the record date. The par value of the common stock remained unchanged at $.0001 per share. Cash was paid in lieu of issuing fractional shares. All share and per share amounts have been retroactively restated to reflect this split.

11. Pending Accounting Pronouncements:

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The Company will adopt the standard in 1998.

         In June 1997, the FASB also issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires that a public business enterprise report financial and descriptive information about its reportable operating segments and report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. This statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company will adopt the standard in 1998.

12. Summary of Unaudited Quarterly Financial Data:

         Unaudited quarterly financial information is as follows:

                                                                     Quarter Ended                             Year Ended
                                              -----------------------------------------------------------     ------------
                                                 April 4,         July 4,      October 3,      January 2,       January 2,
                                                     1997            1997            1997            1998             1998
                                              -----------     -----------     -----------     -----------     ------------
Net revenues                                  $80,116,000     $76,879,000     $76,327,000     $65,211,000     $298,533,000
Gross profit                                   12,498,000      11,126,000      11,564,000       8,865,000       44,053,000
Provision for income taxes                      2,315,000       1,202,000       2,234,000       1,341,000        7,092,000
Net income                                      3,783,000       1,837,000       3,606,000       2,149,000       11,375,000
Net income per share:
    Basic                                     $      0.25     $      0.12     $      0.25     $      0.15     $       0.76
    Diluted                                   $      0.24     $      0.12     $      0.24     $      0.15     $       0.75
Weighted average number of common shares:
    Basic                                      15,437,801      15,352,116      14,693,233      14,529,958       15,002,006
    Diluted                                    15,567,433      15,438,783      14,822,184      14,611,507       15,129,530

                                                                   Quarter Ended                           Year Ended
                                              -------------------------------------------------------     -----------
                                               March 29,       June 28,   September 29,    January 3,      January 3,
                                                    1996           1996           1996           1997            1997
                                              ----------     ----------     ----------     ----------     -----------
Net revenues                                  71,111,000     83,921,000     77,414,000     74,398,000     306,844,000
Gross Profit                                   9,348,000     12,603,000     10,924,000     10,772,000      43,647,000
Provision for income taxes                     2,067,000      2,761,000      2,509,000      2,198,000       9,535,000
Net income                                     3,297,000      4,418,000      4,017,000      3,514,000      15,246,000
Net income per share:
        Basic                                 $     0.22     $     0.29     $     0.27     $     0.23     $      1.01
        Diluted                               $     0.22     $     0.29     $     0.26     $     0.23     $      1.00
Weighted average number of common shares:
        Basic                                 15,053,413     15,071,239     15,101,706     15,253,940      15,122,578
        Diluted                               15,215,299     15,260,681     15,263,554     15,411,957      15,260,484

13. Business Segment Information:

         The Company's operations by industry segment are presented in the table below:

                                                Year Ended
                                January 2,        January 3,       December 29,
                                      1998              1997               1995
                              ------------     -------------      -------------
Net revenues:
    Manufactured housing      $296,360,000     $ 304,865,000      $ 241,238,000
    Retail financing             2,173,000         1,979,000             30,000
                              ------------     -------------      -------------
                              $298,533,000     $ 306,844,000      $ 241,268,000
                              ============     =============      =============
Operating income:
    Manufactured housing      $ 18,219,000     $  24,909,000      $  17,468,000
    Retail financing             1,190,000          (590,000)           (37,000)
                              ------------     -------------      -------------
                              $ 19,409,000     $  24,319,000      $  17,431,000
                              ============     =============      =============
Identifiable assets:
    Manufactured housing      $110,746,000     $  85,023,000      $  75,153,000
    Retail financing            12,507,000        27,635,000            746,000
                              ------------     -------------      -------------
                              $123,253,000     $ 112,658,000      $  75,899,000
                              ============     =============      =============

Report of Independent Public Accountants
Southern Energy Homes, Inc. and subsidiaries

To Southern Energy Homes, Inc.:

         We have audited the accompanying consolidated balance sheets of Southern Energy Homes, Inc. (a Delaware Corporation) and Subsidiaries as of January 2, 1998 and January 3, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 2, 1998, January 3, 1997 and December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Energy Homes, Inc. and Subsidiaries as of January 2, 1998 and January 3, 1997 and the results of their operations and their cash flows for each of the years ended January 2, 1998, January 3, 1997 and December 29, 1995, in conformity with generally accepted accounting principles.

Birmingham, Alabama
February 14, 1998

ARTHUR ANDERSEN LLP

Statement of Management's Responsibility
Southern Energy Homes, Inc. and subsidiaries

         The financial statements and related information herein were prepared by the Company and were based on generally accepted accounting principles, appropriate in the circumstances to reflect in all material respects the consolidated financial position of the Company as of January 2, 1998 and January 3, 1997, and the consolidated results of operations and cash flows for the years ended January 2, 1998, January 3, 1997, and December 29, 1995. The financial information presented elsewhere in this report has been prepared in a manner consistent with the financial statement disclosures.

         Management is responsible for the reliability and integrity of these statements. In meeting this responsibility, management maintains an accounting system and related internal controls to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The Company's systems and controls are also designed to provide reasonable assurance that assets are safeguarded and those transactions are executed in accordance with management's authorizations and recorded properly.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the text appearing under
Part I, Item 1 -- Business under the caption "Executive Officers". Information regarding compliance with Section 16(a) of the securities Exchange Act of 1934 is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements

         Consolidated Balance Sheets as of January 2, 1998 and January 3, 1997.

         Consolidated Statements of Operations for each of the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995.

         Consolidated Statements of Stockholders' Equity for each of the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995.

         Consolidated Statements of Cash Flows for each of the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995.

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

         *10.20 Southern Energy Homes, Inc. 1996 Option Plan for Non-employee Directors. (Filed as Exhibit 10.20 th the Company's Annual Report of Form 10-K for the year ended December 29, 1995.)

         10.21 Agreement and Plan of Reorganization of Southern Energy Homes, Inc., a Delaware Corporation, and SE Management, Inc., an Alabama Corporation, dated November 22, 1996.

         *10.22 Amended and Restated Employment Agreement with Wendell L. Batchelor, dated as of June 14, 1996.

         *10.23 Amended and Restated Employment Agreement with Keith W. Brown, dated as of June 14, 1996.

         10.24 Asset Purchase Agreement, dated as of December 3, 1997, by and among the Registrant, A&G, Inc. and the sole stockholder of A&G, Inc.

         21       List of Subsidiaries of the Registrant.

         23       Consent of Arthur Andersen LLP.

         27       Financial Data Schedule.

*        Management contract or compensatory plan or arrangement.

(b) The Company did not file a current report on form 8-K during the 4th Quarter of fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOUTHERN ENERGY HOMES, INC.
                                             Registrant

                                             By:/S/ Wendell L. Batchelor
                                                ------------------------
                                                Wendell L. Batchelor
                                                Chairman, President
                                                and Chief Executive Officer

Date:  March 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                               DATE

/S/ Wendell L. Batchelor            Chairman, President,          March 25, 1998
-----------------------             Chief Executive Officer
Wendell L. Batchelor                and Director

/S/ Johnny R. Long                  Executive Vice President      March 25, 1998
-----------------------             and Director
Johnny R. Long

/S/ Keith W. Brown                  Executive Vice President,     March 25, 1998
-----------------------             Chief Financial Officer,
Keith W. Brown                      Treasurer, Secretary
                                    and Director

/S/ Keith O. Holdbrooks             Executive Vice President      March 25, 1998
-----------------------             and Chief Operating Officer
Keith O. Holdbrooks

/S/ Paul J. Evanson                 Director                      March 25, 1998
-----------------------
Paul J. Evanson

/S/ Joseph J. Incandela             Director                      March 25, 1998
-----------------------
Joseph J. Incandela

/S/ Jonathan O. Lee                 Director                      March 25, 1998
-----------------------
Jonathan O. Lee