Form 10-Q
period 1998-04-03
SOUTHERN ENERGY HOMES INC
filed 1998-04-27
CIK 896397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended April 3, 1998 or

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

                   (256) 747-8589
(Registrant's telephone number, including area code)


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


13,824,373 shares of Common Stock, $.0001 par value, as of April 20, 1998


    SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                        INDEX

                                                       Page
PART I
FINANCIAL INFORMATION:
          Consolidated Condensed Balance Sheets,
          April 3, 1998 and January 2, 1998             2

          Consolidated Condensed Statements of
Operations Thirteen Weeks Ended April 3, 1998
and April 4, 1997                                       3
          Consolidated Condensed Statements of Cash
Flows Thirteen Weeks Ended April 3,
1998 and April 4, 1997                                  4
          Notes to Consolidated Condensed Financial
Statements                                              5

          Management's Discussion and Analysis of
Financial Condition and Results of Operations            7

PART II        OTHER INFORMATION                        10


SIGNATURES                                              11
I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
          SOUTHERN ENERGY HOMES, INC. AND
              SUBSIDIARIES CONSOLIDATED CONDENSED
              BALANCE SHEETS
                           (Unaudited)
                                               April         January
                                                   3,              2,
                                                1998            1998
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents            $ 10,921,000    $ 17,676,000
   Accounts receivable (less allowance
for doubtful accounts of                  32,463,000      22,399,000
     $192,000 and $180,000,
respectively)
   Installment contracts receivable          165,000         165,000
   Inventories                            32,493,000      28,479,000

   Deferred tax benefits                   1,750,000       1,816,000

   Prepayments and other                   1,542,000       1,134,000

                                          79,334,000      71,669,000


PROPERTY AND EQUIPMENT:
   Property and equipment, at cost        29,440,000      28,982,000

   Less - accumulated depreciation         7,702,000       7,130,000

                                          21,738,000      21,852,000


INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable,
less allowance for credit
     losses of $451,000 and $696,000,     10,349,000       9,673,000
respectively
   Goodwill                               14,117,000      14,258,000

   Non-compete agreements                    436,000         421,000
   Organization and pre-operating            828,000         825,000
costs
   Other assets                            4,693,000       4,555,000

                                          30,423,000      29,732,000

                                        $131,495,000    $123,253,000


            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                         $ 19,055,000    $ 15,932,000

   Current maturities of long-term           545,000       1,106,000
debt
   Accounts payable                        9,902,000       3,449,000

   Accrued liabilities                    20,502,000      18,279,000

                                          50,004,000      38,766,000

LONG-TERM DEBT                             5,026,000       4,720,000


STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
1,000,000 shares authorized,                       -               -
      none outstanding
   Common stock, $.0001 par value,
40,000,000 shares authorized,
      15,573,476 issued at April 3,            2,000           2,000
1998 and 15,572,326 shares issued at
 January 2, 1998
   Treasury stock, at cost, 1,755,100
shares at April 3, 1998 and              (15,966,000)     (10,201,000)
      1,122,100 shares at January 2, 1998
   Capital in excess of par               37,225,000       37,215,000

   Retained earnings                      55,204,000       52,751,000

                                          76,465,000       79,767,000

                                        $131,495,000     $123,253,000


The accompanying notes are an integral part of these consolidated condensed financial statements.
          SOUTHERN ENERGY HOMES, INC. AND
         SUBSIDIARIES CONSOLIDATED CONDENSED
         STATEMENTS OF OPERATIONS
                           (Unaudited)
                                 Thirteen Weeks Ended

                                   April 3,         April 4,
                                      1998             1997

   Net  revenues               $76,105,000      $80,116,000

   Cost of sales                64,486,000       67,618,000

   Gross profit                 11,619,000       12,498,000


   Operating Expenses:
     Selling                     3,352,000        2,925,000

     General and                 3,751,000        2,991,000
   administrative
     Amortization of               262,000          250,000
   intangibles
                                 7,365,000        6,166,000


      Operating income           4,254,000        6,332,000


   Interest expense                548,000          277,000
   Interest income                 263,000           43,000

           Income before         3,969,000        6,098,000
   income taxes


   Provision for income          1,516,000        2,315,000
   taxes

        Net income             $ 2,453,000      $ 3,783,000


   Net income per common
   share:
   Basic                         $ 0.18           $ 0.25
   Diluted                       $ 0.17           $ 0.24

   Weighted average number
   of common
   shares:
   Basic                       13,989,296        15,437,801

   Diluted                     14,093,491        15,567,433


           SOUTHERN ENERGY HOMES, INC. AND
         SUBSIDIARIES CONSOLIDATED CONDENSED
         STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                 Thirteen Weeks Ended
                                               April 3,      April 4,
                                                  1998          1997
Operating activities:
   Net income                               $2,453,000    $3,783,000

   Adjustments to reconcile net income to net
cash used in operating activities:
       Equity income of joint ventures        (145,000)            -

       Depreciation of property and equipment  572,000       515,000
       Amortization of intangibles             262,000       250,000
       Provision (credit) for deferred income   66,000       (57,000)
taxes
       Gain on sale of property and equipment  (12,000)            -
       Provision (credit) for doubtful          17,000       (70,000)
accounts receivable
       Origination of installment contracts   (713,000)   (1,145,000)

       Principal collected on originated        37,000       119,000
installment contracts
       Change in assets and liabilities, net
of effect from purchase of subsidiary:
         Inventories                         (3,235,000)   1,844,000

         Accounts receivable                (10,081,000) (14,224,000)

         Prepayments and other                 (393,000)  (1,099,000)

         Accounts payable                     6,453,000    3,500,000

         Accrued liabilities                  2,223,000    1,251,000


           Net cash used in operating        (2,496,000)  (5,333,000)
activities

Investing activities:
   Purchase of subsidiary, net of cash         (857,000)          -
acquired
   Capital expenditures                        (433,000)  (1,756,000)

   Investment in joint ventures                       -     (481,000)
    Increase in organizational and pre-         (94,000)           -
operating costs
   Proceeds from sale of property and            12,000            -
equipment

   Net cash used in investing activities     (1,372,000)  (2,237,000)


Financing activities:
     Purchase of treasury stock              (5,765,000)           -

     Net borrowings on notes payable          3,123,000    4,132,000

     Repayments on long-term debt              (255,000)           -

     Proceeds from exercise of stock options     10,000            -

           Net cash provided by (used in)    (2,887,000)   4,132,000
financing activities

Net increase (decrease) in cash and cash     (6,755,000)  (3,438,000)
equivalents

Cash and cash equivalents at the beginning of17,676,000    5,299,000
period

Cash and cash equivalents at the end of     $10,921,000   $1,861,000
period


Supplemental cash flow information:
     Cash paid for interest                 $   670,000   $  293,000
     Cash paid for income taxes             $   236,000    1,383,000

The accompanying notes are an integral part of these consolidated condensed financial statements.
    SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 2, 1998, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of April 3, 1998, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information set forth therein.
Results of operations for the interim 1998 period is not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 2, 1998.
2.  INVENTORIES:
Inventories are valued at first-in, first-out
("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                        April      January
                                            3,           2,
                                         1998         1998
                                           (Unaudited)

       Raw materials              $10,675,000   $  9,498,000
       Work in progress             1,158,000      1,089,000
       Finished goods              20,660,000     17,892,000
                                  $32,493,000   $ 28,479,000


3.  NET INCOME PER SHARE:
In February 1997, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial
Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS, requires a dual presentation of basic and diluted EPS on the face of the income statement, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

The Company adopted this Statement in fiscal year
1997 and in accordance with SFAS No. 128, has restated all prior period EPS data presented. The
EPS results are as follows:

                                   Shares Available
                            Net           to Common
                         Income        Shareholders    Earnings Per Share

     April 3, 1998
    Basic              $2,453,000        $13,989,296               $0.18
    Dilutive effect of
    options issued              -            104,195               (0.01)
    Diluted            $2,453,000        $14,093,491               $0.17


     April 4, 1997
    Basic              $3,783,000        $15,437,801               $0.25
    Dilutive effect of
    options issued              -            129,632               (0.01)
    Diluted            $3,783,000        $15,567,433               $0.24

4.  PENDING ACCOUNTING PRONOUNCEMENTS:
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. Initial application of this SOP will be reported as the cumulative effect of a change in accounting principal.

5.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions, which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $92 million as of April 3, 1998. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.

6.  LEGAL PROCEEDINGS:
The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court,
Georgia, by EurAm International, Inc., a sales agent for the Company. On April 29, 1996, the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The
Company believes the claim is without merit and intends to vigorously defend the claim, but there can be no assurances as to its likely outcome.

In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH
("GBH"), a German housing authority, that it has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and attempted to draw upon the letter of credit posted by the Company.
In March 1997, the Company obtained a temporary restraining order preventing GBH from drawing upon the letter of credit. In February 1998, the Alabama
Supreme Court issued an opinion
allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. In the opinion of management, after consultation with legal counsel, there is no other material exposure with regard to GBH, but there can be no assurance that GBH will not assert additional claims against the Company or as to the outcome of any such claims.

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

RESULTS OF OPERATIONS
Thirteen weeks ended April 3, 1998 as compared with thirteen weeks ended April 4, 1997.

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) and finance revenue for the quarter ended April 3, 1998 were $76.1 million, compared with $80.1 million for the comparable prior period, a decrease of 5.0%.

Net revenues from the wholesale sale of manufactured homes were $58.8 million for the quarter ended April 3, 1998, as compared with $67.5 million for the prior year period, a decrease of 12.9%. The decline in revenues was attributable to a decline in the number of homes shipped, which was partially offset by an increase in the average wholesale price per home shipped. Total homes shipped in the quarter ended April 3, 1998 was 2,274, down 9.6% from the number of homes shipped in the prior year period.
The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 1998 was $27,306, as compared with $26,851 in 1997, an increase of 1.7%.

Net revenues from the retail sale of manufactued homes were $17.0 million for the quarter ended April 3, 1998, as compared with $11.9 million for the prior year period, an increase of 42.4%. Total retail homes sold in the quarter ended April 3, 1998 was 453, up 45.7% from the number of homes sold in the prior year period. The increase in retail revenues and retail homes sold was attributable to an increase in the total number of retail sales centers from 8 in the comparable prior quarter to 20 in the current quarter.

Revenues from the retail finance subsidiary were $300,000 for the quarter ended April 3, 1998, as compared with $680,000 for the prior year period.
This decrease was attributable to the decreased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance").
Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company. In
February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st
Century"). The joint venture, Wenco 21, will continue to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance limited its loan origination activities to previously repossessed homes.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the quarter ended April 3, 1998 was $11.6 million, or 15.3% of net revenues, as compared with $12.5 million, or 15.6% of net revenues, in the prior year period. The decline in gross profit percentage was attributable to the decline in manufacturing revenues and an associated decline in margins on wholesale sales, partially offset by increased sales from the Company's retail segment, which have a higher gross margin than sales to independent dealers.

Selling Expenses

Selling expenses include primarily sales commissions, advertising expenses, salaries for support personnel, and freight costs. Selling expenses were $3.4 million, or 4.4% of net revenues, during the quarter ended April 3, 1998, as compared with $2.9 million, or 3.7% of net revenues, during the prior year period. The increase in selling expense as a percentage of net revenues was attributable primarily to the higher level of selling expenses generally associated with the Company's retail operation.

General and Administrative Expenses

General and administrative expenses include administrative salaries, executive and management bonuses, insurance costs, and professional fees.
General and administrative expenses were $3.8 million, or 4.9% of net revenues, for the quarter ended April 3, 1998, as compared with $3.0 million, or 3.7% of net revenues, for the same period of 1997.
The increase in general and administrative expenses as a percentage of net revenues was attributable primarily to salary increases and the addition of new employees who were hired in order to staff retail operations and to resolve staffing shortages.

Interest Expense

Interest expense for the quarter ended April 3, 1998 was $548,000, as compared with $277,000 for the quarter ended April 4, 1997. The increase in interest expense in the current quarter was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory and the addition of long-term debt in the fourth quarter of 1997.

Interest Income

Interest income for the quarter ended April 3, 1998 was $263,000, as compared with $43,000 for the quarter ended April 4, 1997. The increase in interest income reflects higher average cash and cash equivalent balances during the quarter ended April 3, 1998, as well as interest income from the $16.7 million installment contracts receivable portfolio sold through an asset backed securitization during the third quarter of 1997.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the quarter ended April 3, 1998 was $1.5 million, or an effective tax rate of 38.2%, compared with $2.3 million, or an effective tax rate 38.0%, for the quarter ended April 4, 1997.
The decline in income tax expense is a result of lower income in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

Cash Flows

During the quarter ended April 3, 1998, the Company's cash used by operations was approximately $2.5 million. Cash used by operations included originations of installment contracts of $713,000 and increased accounts receivable, inventories and prepayments of $13.4 million. These amounts were partially offset by net income of $2.5 million and increased accounts payable and accrued liabilities of $8.7 million. In addition to cash provided by operating activities, other significant cash flows included purchase of subsidiary for $857,000, capital expenditures of $433,000, purchase of treasury stock of $5.8 million, increased borrowings on notes payable of $3.1 million and repayments of long-term debt of $255,000.

During the quarter ended April 4, 1997, the Company's cash used by operations was approximately
$5.3 million. Cash used by operations includes originations of installment contracts of $1.1 million and increased accounts receivable and prepayments of $15.3 million. These amounts were partially offset by net income of $3.8 million, decreased inventory of $1.8 million and increased accounts payable and accrued liabilities of $4.7 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $1.8 million and borrowings of $4.1 million.

At April 3, 1998, the Company's net working capital was $29.3 million, including $10.9 million in cash and cash equivalents, as compared with $32.9 million at April 4, 1997, including $17.7 million in cash and cash equivalents. The decrease in net working capital was primarily a result of a decrease in cash and cash equivalents of $6.8 million, an increase in accounts receivable of approximately $10.1 million and increased inventories of $4.0 million, partially offset by increased notes payable of approximately $3.1 million and increased accounts payable and accrued liabilities of approximately $8.7 million. The
Company also has a $15 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%.
The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has no outstanding borrowings under this line.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At
April 3, 1998, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $92 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Expansion

In April 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Kentucky and West Virginia. The purchase price consisted of approximately $5.1 million in cash.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.
The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.

Year 2000 Compliance

The Company may be required to modify or replace some of the computer systems that it uses in order to insure that the Company's existing application software programs will be able to accommodate this date value. The company is currently in the preliminary stages of assessing the costs of making its computer systems year 2000 compliant. Accordingly, no determination can be made at this time regarding the costs or timing of completion.

To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995 Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its Wenco 21 joint venture to make available consumer loans; the performance of the loans held by the Company's finance subsidiary; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its expansion plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry; federal, state and local regulation of the Company's business; the company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.
             PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
The Company is a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court,
Georgia, by EurAm International, Inc., a sales agent for the Company. On April 29, 1996, the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleges that the Company has breached an agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. The
Company believes the claim is without merit and intends to vigorously defend the claim, but there can be no assurances as to its likely outcome.
In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH
("GBH"), a German housing authority, that it has replaced the Company with a local company to complete a contract that GBH had entered into with the Company for the purchase and erection of modular housing in Hannover, Germany. In connection with the contract, the Company posted a $660,000 letter of credit in favor of GBH. In March 1997, GBH made a claim against the Company for damages of approximately $800,000 arising from the shift in suppliers and attempted to draw upon the letter of credit posted by the Company.
In March 1997, the Company obtained a temporary restraining order preventing GBH from drawing upon the letter of credit. In February 1998, the Alabama
Supreme Court issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000.
In the opinion of management, after consultation with legal counsel, there is no other material exposure with regard to GBH, but there can be no assurance that GBH will not assert additional claims against the Company or as to the outcome of any such claims.
The Company is a party to various other legal proceedings incidental to its business. The majority of these legal proceedings relate to employment matters or product warranty liability claims for which management believes adequate reserves are maintained. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits
     The following Exhibits are incorporated herein by reference.
 4.1  Certificate of incorporation of the Company, as amended
          (filed as Exhibit 4.1 to the Registration Statement on
          Form S-3, Registration No. 333-32933)
4.2  By-Laws of the Company. (Filed as Exhibit 3.2 to the
Registration Statement on Form S-1, Registration No.
33-57420) 4.3 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form
S-1, Registration No. 33-57420) 4.4  Southern
Development Council, Inc. Promissory Note.  (Filed as
Exhibit 4.10 to the Registration Statement on Form S-
1, Registration No. 33-57420)
4.5  Stockholders' Agreement, dated as of June 8,
1989  (Filed as Exhibit 4.12 to the Registration
Statement on Form S-1, Registration No. 33-57420)
4.6  Form of First Amendment to Stockholders'
Agreement, dated as of January 13, 1993.  (Filed as
Exhibit 4.13 to the Registration Statement on Form S-1,
Registration No. 33-57420)

     (b)  Reports on Form 8-K      None

                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  SOUTHERN ENERGY HOMES, INC.


Date: April 27, 1998              By: /s/ Wendell L. Batchelor
                                   Wendell L. Batchelor, Chairman, President
                                   and Chief Executive Officer




Date: April 27, 1998              By: /s/ Keith W. Brown
                                  Keith W. Brown, Executive Vice President,
                                  Chief Financial Officer, Treasurer and
                                  Secretary