Form 10-Q
period 1998-07-03
SOUTHERN ENERGY HOMES INC
filed 1998-08-14
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 3, 1998 or

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


13,436,122 shares of Common Stock, $.0001 par value, as of August
                            14, 1998
          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                              INDEX

                                                       Page
PART I         FINANCIAL INFORMATION:

Item 1         Financial Statements

          Consolidated Condensed Balance Sheets,
              July 3, 1998 and January 2, 1998
2

          Consolidated Condensed Statements of Operations -
Thirteen Weeks
                                Ended July 3, 1998 and July 4,
1997 and Twenty-six Weeks
                                Ended July 3, 1998 and July 4,
1997                        3

          Consolidated Condensed Statements of Cash Flows -
Twenty-six
                                Weeks Ended July 3, 1998 and July
4, 1997                              4

          Notes to Consolidated Condensed Financial Statements
5

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations
8

PART II        OTHER INFORMATION
12

Item 1         Legal Proceedings

Item 4         Submission of Matters to a Vote of Security
Holders

Item 5         Other Information
13

Item 6         Exhibits and Reports on Form 8-K


          SIGNATURES
15

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)
                                                 July 3,       January 2,
                                                    1998             1998
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents               $  10,357,000    $  17,676,000
   Accounts receivable (less allowance
for doubtful accounts of                      23,287,000       22,399,000
     $213,000 and $180,000, respectively)
   Installment contracts receivable -            186,000          165,000
current
   Inventories                                37,927,000       28,479,000
   Deferred tax benefits                       1,378,000        1,816,000
   Prepayments and other                       1,428,000        1,134,000
                                              74,563,000       71,669,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost            30,185,000       28,982,000
   Less - accumulated depreciation             8,250,000        7,130,000
                                              21,935,000       21,852,000

INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable, less
allowance for credit
     losses of $242,000 and $696,000,         11,062,000        9,673,000
respectively
   Goodwill                                   15,213,000       14,258,000
   Non-compete agreements                        639,000          421,000
   Organization and pre-operating costs        1,082,000          825,000
   Other assets                                4,961,000        4,555,000
                                              32,957,000       29,732,000
                                            $129,455,000     $123,253,000

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                           $  23,521,000  $ $  15,932,000
   Current maturities of long-term               544,000        1,106,000
debt
   Accounts payable                            5,726,000        3,449,000
   Accrued liabilities                        16,747,000       18,279,000
                                              46,538,000       38,766,000
LONG-TERM DEBT                                 4,754,000        4,720,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
1,000,000 shares authorized,                           -                -
      none outstanding
   Common stock, $.0001 par value,
40,000,000 shares authorized,
      15,633,922 issued at July 3,                 2,000            2,000
1998 and 15,572,326 shares
      issued at January 2, 1998
   Treasury stock, at cost, 2,024,800
shares at July 3, 1998 and              (18,564,000)         (10,201,000)
      1,122,100 shares at January 2,
1998
   Capital in excess of par                   37,632,000       37,215,000
   Retained earnings                          59,093,000       52,751,000
                                              78,163,000       79,767,000
                                            $129,455,000     $123,253,000
The accompanying notes are an integral part of these consolidated condensed financial statements.

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)


                 T          Thirteen Weeks              Twenty-six Weeks
                   Ended                       Ended
                         July 3,      July 4,       July 3,        July 4,
                            1998         1997          1998           1997

Net revenues         $74,149,000  $76,373,000  $149,221,000   $155,619,000

Cost of sales         58,582,000   64,817,000   121,259,000    131,198,000

Gross profit          15,567,000   11,556,000    27,962,000     24,421,000

Operating
Expenses:
Selling, general       8,887,000    5,898,000    16,865,000     12,181,000
and
administrative
Non-recurring                  -    2,146,000             -      2,146,000
charges
Amortization of          147,000      184,000       310,000        434,000
intangibles
                       9,034,000    8,228,000    17,175,000     14,761,000

Operating income       6,533,000    3,328,000    10,787,000      9,660,000

Interest expense         635,000      317,000     1,182,000        594,000
Interest income          232,000       28,000       494,000         71,000

Income before          6,130,000    3,039,000    10,099,000      9,137,000
income taxes


Provision for          2,241,000    1,202,000     3,757,000      3,517,000
income taxes

Net income           $ 3,889,000  $ 1,837,000  $  6,342,000  $  5 ,620,000

Net income per
common share:

Basic               $        0.28  $      0.12    $      0.46  $        0.37

Diluted             $      0.28    $      0.12   $       0.45  $        0.36

Weighted average
number of common
shares:
Basic                 13,810,326   15,352,116    13,899,811     15,394,959
Diluted               13,943,830   15,438,783    14,017,944     15,503,207


             SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                               Twenty-six Weeks Ended
                                             July 3,        July 4,
                                             1998           1997
Operating activities:
   Net income                                $ 6,342,000    $ 5,620,000
   Adjustments to reconcile net income to
net cash used in
     Operating activities:                   -              2,146,000
       Non-recurring charge
       Equity income of joint ventures       (382,000)      -
       Depreciation of property and          1,203,000      917,000
equipment
       Amortization of intangibles           502,000        434,000
       Provision (credit) for deferred       438,000        (464,000)
income taxes
       Gain on sale of property and          (30,000)       -
equipment
       Provision for doubtful accounts       38,000         (93,000)
       Origination of installment contracts  (1,793,000)    (1,293,000)
       Principal collected on originated     384,000        399,000
installment contracts
       Change in assets and liabilities,
net of effect from purchase of
subsidiaries:
         Inventories                         (3,819,000)    (937,000)
         Accounts receivable                 (960,000)      (8,360,000)
         Prepayments and other               (292,000)      (1,103,000)
         Other assets                        (24,000)       -
         Accounts payable                    2,277,000      2,424,000
         Accrued liabilities                 (1,532,000)    (534,000)

           Net cash provided by (used in)    2,352,000      (844,000)
operating activities

Investing activities:
   Purchase of subsidiary, net of cash       (5,561,000)    -
acquired
   Capital expenditures                      (1,031,000)    (3,344,000)
   Investment in joint ventures              -              (2,500,000)
   Increase in organizational and pre-       (415,000)      -
operating costs
   Proceeds from sale of property and        30,000         -
equipment

           Net cash used in investing        (6,977,000)    (5,844,000)
activities

Financing activities:
     Purchase of treasury stock              (8,363,000)    (4,422,000)
     Net borrowings on notes payable         5,780,000      630,000
     Repayments on long-term debt            (528,000)      (78,000)
     Borrowings on long-term debt            -              5,518,000
     Proceeds from exercise of stock         417,000        60,000
options

           Net cash provided by (used in)    (2,694,000)     1,708,000
financing activities

Net decrease in cash and cash equivalents    (7,319,000)    (4,980,000)

Cash and cash equivalents at the beginning   17,676,000       5,299,000
of period

Cash and cash equivalents at the end of      $ 10,357,000   $   319,000
period
Supplemental cash flow information:
     Cash paid for interest                  $  1,148,000   $   496,000
     Cash paid for income taxes              $  3,636,000   $ 3,820,000
The accompanying notes are an integral part of these consolidated condensed financial statements.
          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 2, 1998, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of July 3, 1998, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information set forth therein. Results of operations for the interim 1998 period is not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 2, 1998.

2.  RECLASSIFICATIONS:
In the second quarter of 1998, the Company reclassified several accounts. Prior period amounts have been reclassified to conform with the 1998 presentation. There was no effect on net income or stockholder's equity as a result of these reclassifications.

3.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                           July 3,         January 2,
                                              1998               1998
                                                (Unaudited)

                           Raw         $11,351,000       $  9,498,000
                           materials
                           Work in       1,084,000          1,089,000
                           progress
                           Finished     25,492,000         17,892,000
                           goods
                                       $37,927,000        $28,479,000

4.  NET INCOME PER SHARE:

                                        Shares
                                      Available
                           Net        to Common      Earning
                          Income      Shareholde    Per Share
                                          rs

   Thirteen Weeks
   Ended
   July 3, 1998
      Basic             $3,889,000
                                      13,810,326      $0.28
      Dilutive effect
   of options issued    -             133,504       -
      Diluted           $3,889,000    13,943,830
                                                      $0.28

   July 4, 1997
      Basic             $1,837,000
                                      15,352,116      $0.12
      Dilutive effect
   of options issued    -             86,667        -
      Diluted           $1,837,000    15,438,783
                                                      $0.12



   Twenty-Six Weeks
   Ended
   July 3, 1998
      Basic             $6,342,000    13,899,811          $0.46
      Dilutive effect
   of options issued    -             118,133       (0.01)
      Diluted           $6,342,000    14,017,944          $0.45

   July 4, 1997
      Basic             $5,620,000    15,394,959         $0.37
      Dilutive effect
   of options issued    -             108,248       (0.01)
      Diluted           $5,620,000    15,503,207          $0.36


5.  PENDING ACCOUNTING PRONOUNCEMENTS:
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. Initial application of this SOP will be reported as the cumulative effect of a change in accounting principle.

6.  BUSINESS COMBINATIONS:
During 1998, the Company completed the following acquisitions (in millions):

                                                          Purchase Price
                            Fair Value Intangibles  Liabilities  Consideration
                            of Assets    Recorded      Assumed        Given
                            Acquired
    Date         Seller

February 6,   U.S. Homes of      $0.8        $0.0        $0.8        $0.0
1998          Savannah
April 7,      Rainbow             3.5         1.6         0.0         5.1
1998          Homes, Inc.
May 9-11,     Hospitality
1998          Housing
              Outlet Inc.         0.8         0.1         0.7         0.2
              and Foothills
              Housing, Inc.
July 2, 1998  Cedar Creek
              Homes, LLC          0.3         0.2         0.3         0.2
                                 $5.4        $1.9        $1.8        $5.5

The above acquisitions resulted in the purchase of 11 retail sales centers. All acquisitions were accounted for under the purchase method of accounting; thus the consolidated condensed financial statements for the interim period reflect the operations of the business acquired from the date of acquisition. Aggregate consideration given for all acquisitions during 1998 consisted of approximately $5.5 million in cash. Total intangibles recorded consisted of $0.3 million in non-compete agreements and $1.6 million in goodwill. The Company amortizes goodwill over 30 years and non-competes over 4 to 10 years.

7.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $101.1 million as of July 3, 1998. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.
8.  LEGAL PROCEEDINGS:
The Company was a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia, by EurAm International, Inc., a sales agent for the Company. On April 29, 1996, the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleged that the Company caused a breach of a written agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. This case settled in full in early July, 1998 with a payment of $95,000 by the Company to the plaintiff and a joint motion for dismissal with prejudice has been filed with the Court. In the opinion of management, after consultation with its legal counsel, there is no other material exposure associated with this case.

In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it has chosen a local company to complete a second project for the purchase and erection of modular housing in Hannover, Germany. GBH testified in a 1997 deposition in the EurAm case, described above, that the first project was completed satisfactorily, although recently GBH has suggested it may have warranty claims against the Company. GBH also claims the Company is responsible for its additional costs on the second project. The Company claims GBH is withholding monies due it from the first project and disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January, 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit, other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

The Company is a party to various other legal proceedings incidental to its business. The majority of these legal proceedings relate to employment matters or product warranty liability claims for which management believes adequate reserves are maintained. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company however, the ultimate resolution of these matters, which could occur within one year, could result in excess of the amounts reserved.

9. TREASURY STOCK REPURCHASE:
In June 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 2,000,000 to 3,000,000. From the inception of the program to July 3, 1998, the Company has repurchased 2,024,800 shares at a cost of $18,564,000, or an average of $9.17 per share. The Company paid for these purchases out of available cash.

Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Twenty-six weeks and thirteen weeks ended July 3, 1998 as compared with twenty-six and thirteen weeks ended July 4, 1997.

Net Revenues
Total net revenues (gross sales less volume discounts, returns and allowances plus finance revenues) and finance revenue for the twenty-six weeks ended July 3, 1998 were $149.2 million, which represented a decrease of 4.1% from $155.6 million in the prior year period. For the thirteen weeks ended July 3, 1998, total net revenues and finance revenues were $74.1 million, down 2.9% from $76.4 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes were $113.0 million for the twenty-six weeks ended July 3, 1998, as compared to $131.2 million for the prior year period, which represented a decrease of 13.9%. For the thirteen weeks ended July 3, 1998, manufactured housing segment revenues were $54.2 million, a decrease of 15.3% from revenues of $64.0 million for the prior year period. The decrease in total manufacturing revenue was attributable to a decrease in the number of homes shipped, partially offset by an increase in the average wholesale price per home shipped. Total homes shipped in the twenty-six and thirteen weeks ended July 3, 1998 was 4,443 and 2,169, respectively, down 9.7% in each period from the number of homes sold in the comparable prior year periods. The decrease in homes sold was attributable to lower than expected manufacturing productivity resulting in a slower than normal ramp up in production, and to the closing of the Company's Pennsylvania facility in the fall of 1997. The average wholesale price per home for the twenty-six and thirteen weeks ended July 3, 1998 was $27,366 and $27,429, respectively, up 1.3% and 2.9%, respectively, from the average of $27,003 and $26,668 for the comparable prior year periods.

Net revenues from the retail sale of manufactured homes were $35.7 million for the twenty-six weeks ended July 3, 1998, as compared to $23.0 million for the prior year period, which represented an increase of 55.2%. For the thirteen weeks ended July 3, 1998, retail revenues were $19.7 million, an increase of 68.4% from revenues of $11.7 million for the prior year period. Total retail homes sold in the twenty-six and thirteen weeks ended July 3, 1998 was 1,038 and 585, respectively, up 67.2% and 88.7% respectively, from the number of homes sold in the comparable prior year periods. The increase in retail revenues and retail homes sold was attributable to an increase in the total number of retail centers from 12 in each of the comparable prior year periods to a total of 30 at July 3, 1998.

Revenues from the Company's retail finance subsidiary were $568,000 and $268,000, respectively, for the twenty-six and thirteen weeks ended July 3, 1998, as compared with revenues of $1.4 million and $716,000 for the prior year periods. This decrease was attributable to the decreased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, continues to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance limited its loan origination activities to previously repossessed homes

Gross Profit
Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the twenty-six weeks ended July 3, 1998 increased to $28.0 million, or 18.7% of net revenues, from $24.4 million, or 15.7% of net revenues, in the prior year period. For the thirteen weeks ended July 3, 1998 gross profit was $15.6 million, or 21.0% of net revenues, as compared with $11.6 million, or 15.1% of net revenues in the prior year period. The increases in gross profit are attributable to increased sales from the Company's retail segment, which have a higher gross margin than sales to independent dealers, and to higher margins on wholesale sales attributable in part to favorable raw material prices, which were partially offset by the decrease in the revenues from the wholesale sales of manufactured homes.


Selling, General and Administrative Expenses
Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative salaries, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $16.9 million, or 11.3% of net revenues, during the twenty-six weeks ended July 3, 1998, as compared with $12.2 million, or 7.8% of net revenues, for the same period of the prior year. For the thirteen weeks ended July 3, 1998, selling, general and administrative expenses were $8.9 million, or 11.9% of net revenues, as compared with $5.9 million, or 7.7% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses was attributable primarily to the higher level of selling expenses generally associated with the Company's retail operation, salary increases and the addition of new employees who were hired in order to staff retail operations and to resolve staffing shortages.

Non-Recurring Charge
During the second quarter of 1997, the Company recorded a $2.1 million non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. The impact of the facility on the operating income of the Company was immaterial during the twenty-six weeks ended July 4, 1997.

Interest Expense
Interest expense for the twenty-six weeks ended July 3, 1998 was $1,182,000, as compared with $594,000 in the prior year period. For the thirteen weeks ended July 3, 1998, interest expense was $635,000, as compared with $317,000 in the prior year period. The increase in interest expense in the current year periods was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory.

Interest Income
Interest income for the twenty-six weeks ended July 3, 1998 was $494,000, as compared with $71,000 in the comparable prior year period. For the thirteen weeks ended July 3, 1998, interest income was $232,000, as compared with $28,000 in the prior year period. The increase in interest income in the current year periods reflects higher average cash and cash equivalent balances, as well as interest income from the $16.7 million installment contracts receivable portfolio sold through an asset backed securitization during the third quarter of 1997.

Provision for Income Taxes
Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the twenty-six weeks ended July 3, 1998 was $3.8 million, or an effective tax rate of 37.2%, as compared with $3.5 million, or an effective tax rate 38.5% in the prior year period. For the thirteen weeks ended July 3, 1998, income tax expense was $2.2 million, or an effective tax rate of 36.6%, as compared with $1.2 million, or an effective tax rate of 39.6% in the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
During the twenty-six weeks ended July 3, 1998, the Company's cash provided by operations was approximately $2.4 million. Cash was provided by net income of $6.3 million and increased accounts payable of $2.3 million. These amounts were partially offset by cash used in operations, which included increased accounts receivable, prepayments and other, and inventory totaling $5.1 million, a decrease in accrued liabilities of $1.5 million, and originations of installment contracts of $1.8 million. In addition to cash provided by operating activities, other significant cash flows included purchase of subsidiary for $5.6 million, capital expenditures of $1.0 million, increased organizational and pre-operating expenses of $415,000, purchase of treasury stock of $8.4 million, increased borrowings on notes payable of $5.8 million, repayments of long-term debt of $528,000 and proceeds from exercise of stock options of $417,000.
During the twenty-six weeks ended July 4, 1997, the Company's cash used by operations was approximately $844,000. Cash used by operations included increased accounts receivable, prepayments and other, and inventory totaling $10.4 million, a decrease in accrued liabilities of $534,000, and originations of installment contracts of $1.3 million. These amounts were partially offset by net income, after a $2.1 million non-recurring charge, of $5.6 million and increased accounts payable of $2.4 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $3.3 million, investment in joint ventures totaling $2.5 million, borrowings on notes payable of $630,000, long term borrowings of $5.5 million, and purchase of treasury stock of $4.4 million.

At July 3, 1998, the Company's net working capital was $28.0 million, including $10.4 million in cash and cash equivalents, as compared with $32.9 million at January 2, 1998, including $17.7 million in cash and cash equivalents. The decrease in net working capital was primarily a result of a decrease in cash and cash equivalents of $7.3 million, an increase in accounts receivable of $960,000, increased inventories of $3.8 million, and decreased accrued liabilities of $1.5 million, partially offset by decreased notes payable of approximately $5.8 million, and increased accounts payable of $2.3 million. The Company also has a $15.0 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has no borrowings outstanding under this line at July 3, 1998.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the independent dealer. At July 3, 1998, the Company's contingent repurchase liability under floor-plan financing arrangements was approximately $101.1 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Expansion
In April 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Kentucky and West Virginia at a purchase price of approximately $5.2 million. In May 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in South Carolina at a purchase price of approximately $200,000. In June 1998, the Company acquired substantially all the assets of a manufactured housing retailer in Kentucky at a purchase price of approximately $200,000.

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


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
The Company was a defendant in a lawsuit filed on March 27, 1996 in Fulton County Superior Court, Georgia, by EurAm International, Inc., a sales agent for the Company. On April 29, 1996, the Company removed the case to the United States District Court for the Northern District of Georgia in Atlanta. In this lawsuit, the plaintiff alleged that the Company caused a breach of a written agreement relating to the sale of the Company's modular homes in Germany, including alleged misrepresentations and faulty performance, resulting in damages alleged to amount to $25 million. This case settled in full in early July, 1998 with a payment of $95,000 by the Company to the plaintiff and a joint motion for dismissal with prejudice has been filed with the Court. In the opinion of management, after consultation with its legal counsel, there is no other material exposure associated with this case.

In addition, the Company has been informed by Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, that it has chosen a local company to complete a second project for the purchase and erection of modular housing in Hannover, Germany. GBH has testified in a 1997 deposition in the EurAm case, described above, that the first project was completed satisfactorily, although recently GBH has suggested it may have warranty claims against the Company. GBH also claims the Company is responsible for its additional costs on the second project. The Company claims GBH is withholding monies due it from the first project and disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit, other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

The Company is a party to various other legal proceedings incidental to its business. The majority of these legal proceedings relate to employment matters or product warranty liability claims for which management believes adequate reserves are maintained. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company: however, the ultimate resolution of these matters, which could occur within one year, could result in excess of the amounts reserved.

Item 4. Submission of Matters to a Vote of Security Holders The Company held its Annual Meeting of Stockholders on May 20, 1998. At the meeting, the stockholders elected to serve as members of the Board of Directors of the Company the persons whose names are listed below. The stockholders also approved an amendment to amend the Company's 1993 Stock Option Plan to increase from 907,814 to 1,500,000 the number of shares reserved for issuance thereunder. The votes were as follows:

Election of Directors:                For              Withheld

Wendell L. Batchelor               12,033,198          120,082
Keith W. Brown                     12,035,198          118,082
Jonathan O. Lee                    12,035,998          117,282
Johnny R. Long                     12,035,148          118,132
Paul J. Evanson                    12,032,998          120,282
Joseph J. Incandela                12,032,998          120,282
Keith O. Holdbrooks                12,032,198          121,082

1993 Stock Option Plan: For 9,353,342  Against  2,757,299  Abstain   42,639



Item 5.   Other Information
On June 26, 1998, the Board of Directors of the Company voted to extend its stock repurchase program for an additional twelve months and to increase the number of shares eligible for repurchase from 2,000,000 to 3,000,000. Through July 3, 1998, the Company has expended approximately $18.6 million for the repurchase of 2,024,800 shares of its common stock.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits
     The following Exhibits are incorporated herein by reference.
3.1  Certificate of incorporation of the Company, as amended
     (filed as Exhibit 3.1 to the Registration Statement on Form S-3, Registration No. 333-32933.)
3.2  By-Laws of the Company. (Filed as Exhibit 3.2 to the
     Registration Statement on Form S-1, Registration No. 33-57420.)
4.1 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
4.2  Southern Development Council, Inc. Promissory Note.  (Filed
     as Exhibit 4.10 to the Registration Statement on Form S-1, Registration No. 33-57420.)
4.3  Stockholders' Agreement, dated as of June 8, 1989  (Filed as
     Exhibit 4.12 to the Registration Statement on Form S-1, Registration No. 33-57420.)
4.4  Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.1 Employment Agreement with Wendell L. Batchelor, dated as of
     June 8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.2 Employment Agreement with Keith Brown, dated as of June 8,
     1989. (Filed as Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.3 Employment Agreement with Johnny R. Long, dated as of June
     8, 1989. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.4 Southern Energy Homes, Inc. 1993 Stock Option Plan. (Filed
     as Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement Plan. (Filed as Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc. (Filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.7 Southern Development Council, Inc. Loan Commitment
     Agreement. Filed as Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit
     10.17 to the Registration Statement on Form S-1, Registration No.
     33-57420.)
10.10Lease Agreement by and between Robert Lowell Burdick,
     Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams as Landlord, and Southern Energy Homes, Inc., dated as of November 20, 1985. (Filed as Exhibit 10.23 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.11Agreement and Plan of Merger of Southern Energy Homes,
     Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as
     Exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.12Certificate of Merger Merging of Southern Energy Homes,
     Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
10.13Assignment of Lease and Rights dated June 29, 1993
     between B.B.H.L.P Partnership and Southern Energy Homes, Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
10.14Lease Agreement dated as of June 1, 1984 between the
     Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
10.15Agreement Of Lease and Rights dated June 19, 1993
     between B.B.H.L.P and Southern Energy Homes, Inc. (Filed as
     Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
10.16Lease Agreement dated as of December 1,1986 between the
     Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
10.17Letter Agreement dated May 18, 1993 and Master Note
     dated May 19, 1993 between the Company and AmSouth Bank, N.A. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
10.18Deed of Real Estate dated August 5, 1993 relating to
     the Company's Plant No. 2 in Addison, Alabama. (Filed as Exhibit
     10.27 to the Registration Statement on Form S-1, Registration No.
     33-68954.)
10.19Deed of Real Estate dated July 30, 1993 relating to the
     Company's manufacturing facility in Fort Worth, Texas. (Filed as
     Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
10.20Southern Energy Homes, Inc.1996 Option Plan for Non-
     employee Directors. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 1995.)
10.21Agreement and Plan of Reorganization of Southern Energy
     Homes, Inc. a Delaware Corporation, and SE Management, Inc. an Alabama Corporation, dated November 22, 1996.
10.22Amended and Restated Employment Agreement with Wendell
     L. Batchelor, dated as of June 14, 1996.
10.23Amended and Restated Employment Agreement with Keith W.
     Brown, dated as of June 14, 1996.
10.24Asset Purchase Agreement, dated as of December 3, 1997, by and among the Registrant, A&G, Inc. and the sole stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended January 2, 1998.)
10.25Asset Purchase Agreement, dated as of April 3, 1998, by and among Southern Energy S. C. Retail Corp., Rainbow Homes, Inc. and the sole stockholder of Rainbow Homes, Inc.
     Ex. 27     Financial Data Schedule.

     (b)  Reports on Form 8-K      None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SOUTHERN ENERGY HOMES, INC.


Date: August 14, 1998              By:   /s/ Wendell L. Batchelor
                                   Wendell L. Batchelor,
                                   Chairman, President
                                   and Chief Executive Officer




Date: August 14, 1998              By:   /s/ Keith W. Brown
                                   Keith W. Brown, Executive Vice
                                   President, Chief Financial
                                   Officer, Treasurer and
                                   Secretary