Form 10-Q
period 1998-10-02
SOUTHERN ENERGY HOMES INC
filed 1998-11-16
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended October 2, 1998 or

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


   12,638,590 shares of Common Stock, $.0001 par value, as of
                        November 13, 1998


          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                              INDEX

                                                       Page
PART I    FINANCIAL INFORMATION:

Item 1    Financial Statements

          Consolidated Condensed Balance Sheets,
          October 2, 1998 and January 2, 19              2

          Consolidated Condensed Statements of Operations -
          Thirteen Weeks Ended October 2, 1998 and October
          3, 1997 and Thirty-nine Weeks Ended October 2,
          1998 and October 3, 1997                       3

          Consolidated Condensed Statements of Cash Flows -
          Thirty-nine Weeks Ended October 2, 1998 and
          October 3, 1997                                4

          Notes to Consolidated Condensed Financial
          Statements                                     5

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations            8

PART II   OTHER INFORMATION                             12

Item 1    Legal Proceedings

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K


          SIGNATURES                                   15

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)
                                       October 2,       January 2,
                                             1998             1998
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents         $ 12,509,000     $ 17,676,000
   Accounts receivable (less
allowance for doubtful accounts of
$209,000 and $180,000, respectively)   26,723,000       22,399,000
   Installment contracts receivable
   - current                              184,000          165,000
   Inventories                         37,360,000       28,479,000
   Deferred tax benefits                1,821,000        1,816,000
   Prepayments and other                1,373,000        1,134,000
                                       79,970,000       71,669,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost     31,110,000       28,982,000
   Less - accumulated depreciation      8,880,000        7,130,000
                                       22,230,000       21,852,000

INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable,
   less allowance for credit
   losses of $470,000 and $696,000,
   respectively                        10,775,000        9,673,000
   Goodwill                            15,261,000       14,258,000
   Non-compete agreements                 626,000          421,000
   Organization and pre-operating
   costs                                1,097,000          825,000
   Other assets                         5,295,000        4,555,000
                                       33,054,000       29,732,000
                                     $135,254,000     $123,253,000

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                      $ 24,632,000   $$ 15,932,000
   Current maturities of long-term
     debt                                  544,000       1,106,000
   Accounts payable                     10,185,000       3,449,000
   Accrued liabilities                  20,483,000      18,279,000
                                        55,844,000      38,766,000
LONG-TERM DEBT                           4,398,000       4,720,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par
    value, 1,000,000 shares
    authorized, none outstanding                 -               -
   Common stock, $.0001 par value,
    40,000,000 shares authorized,
    15,638,890 issued at October 2,
    1998 and 15,572,326 shares
    issued at January 2, 1998                2,000           2,000
   Treasury stock, at cost,
    2,637,800 shares at October 2,
    1998 and 1,122,100 shares at
    January 2, 1998                    (24,090,000)    (10,201,000)
   Capital in excess of par             37,669,000      37,215,000
   Retained earnings                    61,431,000      52,751,000
                                        75,012,000      79,767,000
                                      $135,254,000    $123,253,000

The accompanying notes are an integral part of these consolidated condensed financial statements.



          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)


                       Thirteen Weeks Ended      Thirty-nine WeeksEnded
                      October 2,   October 3,   October 2,   October 3,
                           1998         1997         1998         1997

Net  revenues        $82,120,000  $75,737,000 $231,341,000 $231,356,000

Cost of sales         67,751,000   63,642,000  189,010,000  194,840,000

   Gross profit       14,369,000   12,095,000   42,331,000   36,516,000

Operating Expenses:
 Selling, general
 and administrative   10,026,000    5,774,000   26,891,000   17,955,000
 Non-recurring
 charges                       -            -            -    2,146,000
 Amortization of
 intangibles             154,000      202,000      464,000      636,000
                      10,180,000    5,976,000   27,355,000   20,737,000

   Operating income    4,189,000    6,119,000   14,976,000   15,779,000

Interest expense         685,000      416,000    1,848,000    1,010,000
Interest income          253,000      137,000      728,000      208,000

   Income before
   income taxes        3,757,000    5,840,000   13,856,000   14,977,000

Provision for
income taxes           1,419,000    2,234,000    5,176,000    5,751,000

   Net income        $ 2,338,000  $ 3,606,000  $ 8,680,000 $ 9 ,226,000

Net income per
common share:
Basic                 $     0.18   $     0.25    $    0.63   $     0.61
Diluted               $     0.18   $     0.24    $    0.63   $     0.60

Weighted average
number of common
shares:
Basic                 13,296,029   14,693,233   13,698,468   15,161,050
Diluted               13,341,276   14,822,184   13,793,985   15,317,807












The accompanying notes are an integral part of these consolidated financial statements.

             SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                             Thirty-nine Weeks Ended
                                           October 2,     October 3,
                                           1998           1997
Operating activities:
   Net income                              $  8,680,000   $  9,226,000
   Adjustments to reconcile net income to
   net cash used in
    Operating activities:
     Gain on sale of installment                      -       (775,000)
contracts                                             -      2,146,000
       Non-recurring charge
       Equity income of joint ventures         (737,000)              -
       Depreciation of property and
        equipment                             2,133,000      1,474,000
       Amortization of intangibles              688,000        636,000
       (Credit) for deferred income taxes        (5,000)      (464,000)
       Gain on sale of property and
        equipment                               (34,000)             -
       Provision (credit) for doubtful
        accounts                                 58,000        (39,000)
       Provision (credit) for credit
        losses                                  180,000       (100,000)
       Origination of installment
        contracts                            (1,707,000)      (543,000)
       Principal collected on originated
        installment contracts                   406,000        482,000
       Change in assets and liabilities,
        net of effect from purchase of
        subsidiaries:
         Inventories                         (2,223,000)        98,000
         Accounts receivable                 (4,415,000)   (11,907,000)
         Prepayments and other                 (237,000)      (132,000)
         Other assets                            (3,000)             -
         Accounts payable                     6,736,000      4,252,000
         Accrued liabilities                  2,203,000       (817,000)

          Net cash provided by (used in)
           operating activities              11,723,000      3,537,000

Investing activities:
   Purchase of subsidiary, net of cash
    acquired                                 (7,187,000)             -
   Capital expenditures                      (1,821,000)    (4,664,000)
   Investment in joint ventures                       -     (3,511,000)
   Increase in organizational and pre-
    operating costs                            (488,000)             -
   Proceeds from sale of property and
    equipment                                    34,000              -

           Net cash provided by (used in)
            investing activities             (9,462,000)    (8,175,000)

Financing activities:
     Purchases of treasury stock            (13,889,000)    (8,296,000)
     Net borrowings on notes payable          6,891,000         80,000
     Repayments on long-term debt              (884,000)      (252,000)
     Borrowings on long-term debt                     -      5,633,000
     Proceeds from exercise of stock
      options                                   454,000        182,000
     Proceeds from sale of installment
      contracts                                       -     16,736,000
         Net cash provided by (used in)
            financing activities             (7,428,000)    14,083,000

Net increase (decrease) in cash and cash
 equivalents                                 (5,167,000)     9,445,000

Cash and cash equivalents at the
 beginning of period                         17,676,000      5,299,000

Cash and cash equivalents at the end of
 period                                    $ 12,509,000    $14,754,000
Supplemental cash flow information:
     Cash paid for interest                 $ 1,882,000      $ 909,000
     Cash paid for income taxes             $ 3,885,000    $ 6,621,000



The accompanying notes are an integral part of these consolidated condensed financial statements.

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 2, 1998, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of October 2, 1998, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information set forth therein. Results of operations for the interim 1998 period is not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 2, 1998.

2.  RECLASSIFICATIONS:
In the second quarter of 1998, the Company reclassified several accounts. Prior period amounts have been reclassified to conform with the 1998 presentation. There was no effect on net income or stockholder's equity as a result of these reclassifications.

3.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                         October 2,      January 2,
                                               1998            1998


                     Raw materials       $11,580,000    $  9,498,000
                     Work in progress      1,107,000       1,089,000
                     Finished goods       24,673,000      17,892,000
                                         $37,360,000     $28,479,000

4.  NET INCOME PER SHARE:

                                          Shares
                                        Available
                           Net          to Common       Earning
                         Income       Shareholders     Per Share

   Thirteen Weeks
   Ended
   October 2, 1998
     Basic              $2,338,000    13,296,029         $0.18
     Dilutive effect
     of options issued           -        45,247            -
      Diluted           $2,338,000    13,341,276         $0.18

   October 3, 1997
     Basic              $3,606,000    14,693,233         $0.25
     Dilutive effect
     of options issued           -       128,951         (0.01)
      Diluted           $3,606,000    14,822,184         $0.24

   Thirty-Nine Weeks
   Ended
   October 2, 1998
     Basic              $8,680,000   13,698,468          $0.63
     Dilutive effect
     of options issued           -       95,517             -
     Diluted            $8,680,000    13,793,985         $0.63

   October 2, 1997
     Basic              $9,226,000   15,161,050          $0.61
     Dilutive effect
     of options issued           -      156,757          (0.01)
     Diluted            $9,226,000   15,317,807          $0.60


5.  PENDING ACCOUNTING PRONOUNCEMENTS:
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs and generally requires such costs to be expensed as incurred. Initial application of this SOP will require previously deferred costs to be expensed and such change will be reported as the cumulative effect of a change in accounting principle.

6.  BUSINESS COMBINATIONS:
During 1998, the Company completed the following acquisitions (in millions):

                         Fair
                       Value of                      Purchase Price
                        Assets     Intangibles  Liabilities    Consideration
                       Acquired      Recorded     Assumed           Given
  Date      Seller

February  U.S. Homes
1998      of Savannah      $0.8        $0.0       $0.8             $0.0
April     Rainbow
1998      Homes, Inc.       3.5         1.6        0.0              5.1
May  1998 Hospitality
          Housing
          Outlet Inc.
          and
          Foothills
          Housing,
          Inc.              0.8         0.1        0.7              0.2
July 1998 Cedar Creek
          Homes, LLC        0.3         0.1          -              0.4
July 1998 Ken & Tina
          Earp              0.2           -          -              0.2
September Family
1998      Housing,
          Inc.              0.6         0.1          -              0.7
September Baw, Inc.
1998                        0.6           -          -              0.6
                           $6.8        $1.9       $1.5             $7.2

The above acquisitions resulted in the purchase of 15 retail sales centers. All acquisitions were accounted for under the purchase method of accounting; thus the consolidated condensed financial statements for the interim period reflect the operations of the businesses acquired from the dates of acquisition. Aggregate consideration given for all acquisitions during 1998 consisted of approximately $7.2 million in cash and liabilities assumed amounted to $1.5 million. Total intangibles recorded consisted of $0.3 million in non-compete agreements and $1.6 million in goodwill. The Company amortizes goodwill over 30 years and non-competes over the life of the agreements which are generally 4 to 10 years.

7.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $85.0 million as of October 2, 1998. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements.

8.  LEGAL PROCEEDINGS:
The Company has entered into a contract with Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, which provided for the construction of two modular
home projects.       GBH has informed the Company that it has
chosen a local company to complete the second project. GBH originally indicated that the first project was completed satisfactorily, but subsequently asserted warranty claims against the Company. GBH also claims the Company is responsible for its additional costs on the second project. The Company claims GBH is withholding monies due it from the first project and disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January, 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit, other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

The Company has been named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages has not been specified. The Company believes the claims are without merit and plans to vigorously defend itself against these claims. However, the outcome of the litigation can not be predicted and such outcome could have a material adverse effect on the Company.

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

9. TREASURY STOCK REPURCHASE:
In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000.
From the inception of the program to November 13, 1998, the Company has repurchased 3,000,300 shares at a cost of $26,282,000, or an average cost of $8.76 per share. The Company paid for these purchases out of available cash.

Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Thirty-nine weeks and thirteen weeks ended October 2, 1998 as compared with thirty-nine and thirteen weeks ended October 3, 1997.

Net Revenues
Total net revenues (gross sales less volume discounts, returns and allowances plus finance revenues) for the thirty-nine weeks ended October 2, 1998 were $231.3 million, as compared with $231.4 million in the prior year period. For the thirteen weeks ended October 2, 1998, total net revenues were $82.1 million, up 8.4% from $75.7 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes were $173.1 million for the thirty-nine weeks ended October 2, 1998, as compared to $194.3 million for the prior year period, which represented a decrease of 10.9%. The decrease in total manufacturing revenue was primarily attributable to a decrease in the number of homes sold. Total homes shipped in the thirty-nine weeks ended October 2, 1998 was 6,786, down 6.4%, from the comparable prior year. The decrease in homes sold in the thirty-nine weeks ended October 2, 1998 was attributable to decreases in demand for manufactured homes at the wholesale level and to the closing of the Company's Pennsylvania facility in the fall of 1997. For the thirteen weeks ended October 2, 1998, manufactured housing segment revenues were $60.2 million, a decrease of 3.5% from revenues of $62.4 million for the prior year period. The decrease in total manufacturing revenue was primarily attributable to a decrease in the average wholesale price per home. Total homes shipped in the thirteen weeks ended October 2, 1998 were 2,343, up .1%, from the comparable prior year. The average wholesale price per home for the thirty-nine and thirteen weeks ended October 2, 1998 was $27,408 and $27,525, respectively, up .4% and down 1.5%, respectively, from the average of $27,301 and $27,931 for the comparable prior year periods.

Net revenues from the retail sale of manufactured homes were $57.3 million for the thirty-nine weeks ended October 2, 1998, as compared to $35.7 million for the prior year period, which represented an increase of 60.5%. For the thirteen weeks ended October 2, 1998, retail revenues were $21.6 million, an increase of 68.8% from revenues of $12.8 million for the prior year period. Total retail homes sold in the thirty-nine and thirteen weeks ended October 2, 1998 amounted to 1,681 and 643, respectively, up 66.4% and 61.2% respectively, from the number of homes sold in the comparable prior year periods. The increase in retail revenues and retail homes sold was attributable to an increase in the total number of retail centers from 12 in each of the comparable prior year periods to a total of 34 at October 2, 1998.

Revenues from the Company's retail finance subsidiary were $858,000 and $290,000, respectively, for the thirty-nine and thirteen weeks ended October 2, 1998, as compared with revenues of $1.4 million and $463,000 for the comparable prior year periods. The decreases were attributable to the decreased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, continues to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance has limited its loan origination activities to previously repossessed homes.

Gross Profit
Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the thirty-nine weeks ended October 2, 1998 increased to $42.3 million, or 18.3% of net revenues, from $36.5 million, or 15.8% of net revenues, in the prior year period. For the thirteen weeks ended October 2, 1998 gross profit was $14.4 million, or 17.5% of net revenues, as compared with $12.1 million, or 16.0% of net revenues in the prior year period. The increases in gross profit percentages are attributable to increased sales from the Company's retail segment, which have a higher gross margin than sales to independent dealers, and to higher gross margins on wholesale sales attributable in part to favorable raw material prices.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses were $26.9 million, or 11.6% of net revenues, during the thirty-nine weeks ended October 2, 1998, as compared with $18.0 million, or 7.8% of net revenues, for the same period of the prior year. For the thirteen weeks ended October 2, 1998, selling, general and administrative expenses were $10.0 million, or 12.2% of net revenues, as compared with $5.8 million, or 7.6% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses was attributable primarily to the higher level of selling expenses generally associated with the Company's retail operation, general salary increases and the addition of new employees who were hired in order to staff retail operations.

Non-Recurring Charge
During the second quarter of 1997, the Company recorded a $2.1 million non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. The impact of the facility on the operating income of the Company was immaterial during the thirty-nine weeks ended October 3, 1997.

Interest Expense
Interest expense for the thirty-nine weeks ended October 2, 1998 was $1.8 million, as compared with $1.0 million in the prior year period. For the thirteen weeks ended October 2, 1998, interest expense was $685,000, as compared with $416,000 in the prior year period. The increase in interest expense in the current year periods was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory.

Interest Income
Interest income for the thirty-nine weeks ended October 2, 1998 was $728,000, as compared with $208,000 in the comparable prior year period. For the thirteen weeks ended October 2, 1998, interest income was $253,000, as compared with $137,000 in the prior year period. The increase in interest income in the current year periods reflects higher average cash and cash equivalent balances.

Provision for Income Taxes
Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the thirty-nine weeks ended October 2, 1998 was $5.2 million, or an effective tax rate of 37.4%, as compared with $5.8 million, or an effective tax rate 38.4% in the prior year period. For the thirteen weeks ended October 2, 1998, income tax expense was $1.4 million, or an effective tax rate of 37.8%, as compared with $2.2 million, or an effective tax rate of 38.3% in the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
During the thirty-nine weeks ended October 2, 1998, the Company's cash provided by operations was approximately $11.7 million.
Cash was provided by net income of $8.7 million and increased accounts payable and accrued liabilities totaling $8.9 million. These amounts were partially offset by cash used in operations, which included increased accounts receivable, prepayments and other, and inventory totaling $6.9 million and a decrease in originations of installment contracts of $1.7 million. Other cash flows included purchases of subsidiaries for $7.2 million, capital expenditures of $1.8 million, increased organizational and pre-operating expenses of $488,000, purchase of treasury stock of $13.9 million, increased borrowings on notes payable of $6.9 million, repayments of long-term debt of $884,000 and proceeds from exercise of stock options of $455,000.
During the thirty-nine weeks ended October 3, 1997, the Company's cash provided by operations was approximately $3.5 million. Cash used by operations included increased accounts receivable, prepayments and other, and inventory totaling $11.9 million, a decrease in accrued liabilities of $817,000, and originations of installment contracts of $543,000. These amounts were partially offset by net income, after a $2.1 million non-recurring charge, of $9.2 million and increased accounts payable of $4.3 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $4.7 million, investment in joint ventures totaling $3.5 million, long term borrowings of $5.6 million, proceeds from the sale of installment contracts of $16.7 million and purchase of treasury stock of $8.3 million.

At October 2, 1998, the Company's net working capital was $24.1 million, including $12.5 million in cash and cash equivalents, as compared with $32.9 million at January 2, 1998, including $17.7 million in cash and cash equivalents. The decrease in net working capital was primarily a result of a decrease in cash and cash equivalents of $5.2 million, and increased accrued liabilities of $2.1million, partially offset by decreased notes payable of approximately $8.7 million, increased accounts payable of $6.7 million, increased accounts receivable of $4.4 million, and increased inventories of $8.8 million. The Company also has a $25.0 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has $7,000,000 in borrowings outstanding under this line at October 2, 1998.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the independent dealer. At October 2, 1998, the Company's contingent repurchase liability under floor-plan financing arrangements was approximately $85.0 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Expansion
In April 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Kentucky and West Virginia at a purchase price of approximately $5.1 million. In May 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in South Carolina at a purchase price of approximately $200,000. In July 1998, the Company acquired substantially all the assets of a manufactured housing retailer in Kentucky at a purchase price of approximately $460,000. Also in July 1998, the Company acquired property in Kentucky at a purchase price of $220,000. In September 1998, the Company acquired substantially all the assets of two manufactured housing retailers one in Tennessee and one in Georgia at a purchase price of approximately $1.3 million. In the foregoing acquisitions, the Company assumed liabilities of $1.5 million. See Note 6 of Notes to the Consolidated Financial Statements.

Capital Expenditures
In October 1998, the Company approved the expenditure of $3.3 million to upgrade the Company's software programs and operating systems. The Company anticipates it will fund these expenditures through a combination of equipment leasing and available cash.

Inflation
The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.



Year 2000 Compliance
Many currently installed computer systems and software products are coded to accept only two-digits entries in the date code field and cannot distinguish dates after the year 2000. These date code fields will need to distinguish "Year 2000" dates from earlier dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized systems it utilizes internally, and with regard to its products and customers, at this time, the Companies systems are not Year 2000 compliant.

Beginning in the fourth Quarter of 1998, the Company will commence replacement of its current information technology system with a new system. The replacement, which is expected to be completed in mid-calendar year 1999, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software programs and operating systems will cost approximately $3.3 million. Although the Company has not yet determined how it will fund the systems upgrade, the Company anticipates it will fund such expenditures through a combination of equipment leasing and available cash. The Company believes that these new programs and systems will be Year 2000 compliant.

The failure of the Company to make its systems Year 2000 compliant in a timely manner will have a material adverse effect on the Company.

The Company relies upon various vendors, utility companies, telecommunications service companies, delivery service companies and other service providers, which are outside of the Company's control. The failure of such service providers to make their systems Year 2000 compliant could have a material adverse effect on the Company's financial condition and results of operations. The Company has not yet determined the extent to which the computer systems of such service providers are Year 2000 compliant, if at all. The failure of the Company's vendors to make their systems Year 2000 compliant in a timely manner will have a material adverse effect on the Company.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995    Forward-looking statements in this report,
including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its Wenco 21 joint venture to make available consumer loans; the performance of the loans held by the Company's finance subsidiary; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its expansion plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; the failure of the Company or its vendors to make their systems Year 2000 compliant in a timely manner; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
The Company has entered into a contract with Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, which provided for the construction of two modular
home projects.       GBH has informed the Company that it has
chosen a local company to complete the second project. GBH originally indicated that the first project was completed satisfactorily, but subsequently asserted warranty claims against the Company. GBH also claims the Company is responsible for its additional costs on the second project. The Company claims GBH is withholding monies due it from the first project and disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January, 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit, other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

The Company has been named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages has not been specified. The Company believes the claims are without merit and plans to vigorously defend itself against these claims. However, the outcome of the litigation can not be predicted and such outcome could have a material adverse effect on the Company.

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


Item 5.   Other Information
In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000.
From the inception of the program to November 13, 1998, the Company has repurchased 3,000,300 shares at a cost of $26,282,000, or an average cost of $8.76 per share. The Company paid for these purchases out of available cash.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits
     The following Exhibits are incorporated herein by reference.
       3.1 Certificate of incorporation of the Company, as amended
           (filed as Exhibit 3.1 to the Registration Statement on Form S-3,
            Registration No. 333-32933.)
       3.2  By-Laws of the Company. (Filed as Exhibit 3.2 to the
            Registration Statement on Form S-1, Registration No. 33-57420.)
       4.1  Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the
            Registration Statement on Form S-1, Registration No. 33-57420.)
       4.2  Southern Development Council, Inc. Promissory Note.  (Filed
            as Exhibit 4.10 to the Registration Statement on Form S-1,
            Registration No. 33-57420.)
       4.3  Stockholders' Agreement, dated as of June 8, 1989  (Filed as
            Exhibit 4.12 to the Registration Statement on Form S-1,
            Registration No. 33-57420.)
       4.4  Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993.  (Filed as Exhibit 4.13 to the Registration
            Statement on Form S-1, Registration No. 33-57420.)
       10.1 Employment Agreement with Wendell L. Batchelor, dated as of
            June 8, 1989.  (Filed as Exhibit 10.1 to the Registration
            Statement on Form S-1, Registration No. 33-57420.)
       10.2 Employment Agreement with Keith Brown, dated as of June 8,
            1989.  (Filed as Exhibit 10.2 to the Registration Statement on
            Form S-1, Registration No. 33-57420.)
       10.3 Employment Agreement with Johnny R. Long, dated as of June
            8, 1989.  (Filed as Exhibit 10.3 to the Registration Statement on
            Form S-1, Registration No. 33-57420.)
       10.4 Southern Energy Homes, Inc. 1993 Stock Option Plan. (Filed
            as Exhibit 10.4 to the Registration Statement on Form S-1,
            Registration No. 33-57420.)
       10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement Plan.
            (Filed as Exhibit 10.5 to the Registration Statement on Form S-1,
            Registration No. 33-57420.)
       10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc.
            (Filed as Exhibit 10.14 to the Registration Statement on Form S-
            1, Registration No. 33-57420.)
       10.7 Southern Development Council, Inc. Loan Commitment
            Agreement. Filed as Exhibit 10.15 to the Registration Statement
            on Form S-1, Registration No. 33-57420.)
       10.8 Lease Agreement by and between Hillard Brannon and Southern
            Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-
            57420.)
       10.9 Lease Agreement by and between Hillard Brannon and Southern
            Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit
            10.17 to the Registration Statement on Form S-1, Registration No.
            33-57420.)
      10.10 Lease Agreement by and between Robert Lowell Burdick,
            Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall,
            Mildred Burdick Marmont and Lane Burdick Adams as Landlord, and
            Southern Energy Homes, Inc., dated as of November 20, 1985.
            (Filed as Exhibit 10.23 to the Registration Statement on Form S-
            1, Registration No. 33-57420.)
      10.11 Agreement and Plan of Merger of Southern Energy Homes,
            Inc., a Delaware corporation, and Southern Energy Homes, Inc., an
            Alabama corporation, dated as of January 15, 1993. (Filed as
            Exhibit 10.25 to the Registration Statement on Form S-1,
            Registration No. 33-57420.)
      10.12 Certificate of Merger Merging of Southern Energy Homes,
            Inc., an Alabama corporation, with and into Southern Energy
            Homes, Inc., a Delaware corporation, dated as of January 19,
            1993. (Filed as Exhibit 10.26 to the Registration Statement on
            Form S-1, Registration No. 33-57420.)
      10.13 Assignment of Lease and Rights dated June 29, 1993
            between B.B.H.L.P Partnership and Southern Energy Homes, Inc.
            (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for
            the quarter ended July 2, 1993, File No. 0-21204.)
      10.14 Lease Agreement dated as of June 1, 1984 between the
            Industrial Development Board of the town of Addison, Alabama and
            B.B.H.L.P Partnership. (Filed as Exhibit 10.2 to the Quarterly
            Report on Form 10-Q for the quarter ended July 2, 1993, File No.
            0-21204.)
      10.15 Agreement Of Lease and Rights dated June 19, 1993
            between B.B.H.L.P and Southern Energy Homes, Inc. (Filed as
            Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
      10.16 Lease Agreement dated as of December 1,1986 between the
            Industrial Development Board of the town of Addison, Alabama and
            B.B.H.L.P Partnership. (Filed as Exhibit 10.4 to the Quarterly
            Report on Form 10-Q for the quarter ended July 2, 1993, File No.
            0-21204.)
      10.17 Letter Agreement dated May 18, 1993 and Master Note
            dated May 19, 1993 between the Company and AmSouth Bank, N.A.
            (Filed as Exhibit 10.27 to the Registration Statement on Form S-
            1, Registration No. 33-68954.)
      10.18 Deed of Real Estate dated August 5, 1993 relating to the Company's Plant No. 2 in Addison, Alabama. (Filed as Exhibit
            10.27 to the Registration Statement on Form S-1, Registration No.
            33-68954.)
      10.19 Deed of Real Estate dated July 30, 1993 relating to the
            Company's manufacturing facility in Fort Worth, Texas. (Filed as
            Exhibit 10.27 to the Registration Statement on Form S-1,
            Registration No. 33-68954.)
      10.20 Southern Energy Homes, Inc.1996 Option Plan for Non-
            employee Directors. (Filed as Exhibit 10.20 to the Company's
            Annual Report on Form 10-K for the year ended December 29, 1995.)
      10.21 Agreement and Plan of Reorganization of Southern Energy
            Homes, Inc. a Delaware Corporation, and SE Management, Inc. an
            Alabama Corporation, dated November 22, 1996.
      10.22 Amended and Restated Employment Agreement with Wendell
            L. Batchelor, dated as of June 14, 1996.
      10.23 Amended and Restated Employment Agreement with Keith W.
            Brown, dated as of June 14, 1996.
      10.24 Asset Purchase Agreement, dated as of December 3, 1997, by and among the Registrant, A&G, Inc. and the sole stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the Company's Annual
            Report on Form 10-K for the year ended January 2, 1998.)
      10.25 Asset Purchase Agreement, dated as of April    3, 1998,
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






                                   SOUTHERN ENERGY HOMES, INC.


Date: November 13, 1998       By:   /s/ Wendell L. Batchelor
                              Wendell L. Batchelor, Chairman, President
                              and Chief Executive Officer



Date: November 13, 1998       By:   /s/ Keith W. Brown
                              Keith W. Brown, Executive Vice President,
                              Chief Financial Officer, Treasurer and
                              Secretary