Form 10-K
period 1999-01-01
SOUTHERN ENERGY HOMES INC
filed 1999-03-30
CIK 896397

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-21204

                           SOUTHERN ENERGY HOMES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             63-1083246
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


Highway 41 North, P.O. BOX 390, Addison, Alabama                 35540
------------------------------------------------               ----------
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (256) 747-8589
                                                           --------------

        Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
            N/A
    -------------------             -----------------------------------------
    -------------------             -----------------------------------------
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

                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of March 23, 1999, was $22,835,019.37. The number of shares of common stock outstanding at that date was 12,132,990 shares, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------                         PART    ITEM
                                                            ----    ----
1. Southern Energy Homes, Inc. Definitive Proxy Statement
   with respect to its June 1, 1999 Annual Meeting of
   Stockholders                                             III     10,11,12,13

                                     PART I

                           SOUTHERN ENERGY HOMES, INC.

ITEM  1.  BUSINESS

GENERAL

         Southern Energy Homes, Inc. (the "Company") is engaged in the production and retail sale of manufactured homes, the retail financing of manufactured homes and the operation of four component supply divisions. The Company produces manufactured homes sold primarily in the southeastern and southcentral United States. The Company operates nine home manufacturing facilities (seven in Alabama, one in Texas, and one in North Carolina) to produce homes sold in 25 states. The Company's homes are currently marketed under five brand names by 399 independent dealers at 565 independent dealer locations and 33 company-owned retail centers.

         The Company manufactures homes, which are designed as primary residences ready for immediate occupancy. The homes, most of which are customized at the Company's factories to the home buyer's specifications, are constructed by the Company in one or more sections which are transported by its own or independent trucking companies to dealer locations.

         The Company historically focused on the middle to higher priced range of the manufactured housing market, but in 1993 expanded its product line to include lower priced homes. The Company's homes range in size from 640 to 2,417 square feet and sell at retail prices ranging from $15,900 to $108,000, excluding land.

         The Company believes that its willingness to customize floor plans and design features to match home buyer preferences is the principal factor which differentiates it from most of its competitors.

         The Company entered the retail sector of the industry through an acquisition in 1996. Retail allows the Company to enhance its growth potential by allowing the Company to market directly to individual home buyers in strategically targeted areas.

         The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers.

         Through a finance joint venture, the Company also provides home buyers with a source of financing for homes sold by the Company.

MANUFACTURED HOMES

         The Company produces a variety of single- and multi-section homes under five brand names. The Company's homes are manufactured in sections, which individually are transported to their destination. The finished homes may consist of one or more sections. Multi-section products are joined at their destination by the dealer or its contractor. The Company initially concentrated on the medium to higher priced segments of the manufactured housing market. Over the past several years, the Company has broadened its product line with lower priced homes that sell at retail for less than $25,000. The five divisions of the Company at which its homes were manufactured in 1998 and certain characteristics of the homes are as follows:

                                                                            Retail
Division                   Type                         Square Feet         Price Range
----------------------------------------------------------------------------------------------
Southern Energy            Multi-section                1,312 - 2,417       $33,800 - $108,000
Southern Life/style        Single- and multi-section      640 - 2,432        16,000 -   59,000
Southern Homes             Single- and multi-section      672 - 2,016        15,900 -   36,800
Southern Energy Homes
 of Texas                  Single- and multi-section    1,088 - 2,128        22,000 -   57,500
Southern Energy Homes
 of North Carolina         Single- and multi-section      765 - 2,128        19,400 -   61,700

         For the fiscal year ended January 1, 1999, the net revenues contributed by each of the Company's five home manufacturing divisions were as follows:
Southern Energy - $49 million; Southern Life/Style - $53 million; Southern Homes
- $98 million; Southern Energy Homes of Texas - $26 million; and Southern Energy Homes of North Carolina - $19 million.

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

RETAIL OPERATIONS

The Company began its retail operations in November 1996 by acquiring a group of retail companies doing business in Alabama and Mississippi. In December 1997, the Company expanded its retail operations by acquiring another retail company with seven locations in South Carolina. During 1998, the Company added another 15 retail centers through acquisitions. At January 1, 1999, the Company had 33 retail sales centers; 10 in Alabama, nine in South Carolina, seven in Kentucky, two in Tennessee, two in Georgia, two in West Virginia and one in Mississippi. Each of the 33 sales centers maintains a separate sales force. For the fiscal year ended January 1, 1999, 25% of the Company's net revenues were attributable to sales at the Company's own retail centers.

COMPONENT SUPPLY

         The Company currently operates four component supply divisions. Classic Panel Designs supplies laminated and other interior wall panels. Wind-Mar Supply provides windows, doors and countertops. Trimmasters produces wood molding and trim finishing. Unique Dinettes is a provider of wood components and dining furniture. These divisions sell products both to the Company's own manufactured housing segment and to third-party customers. For the fiscal year period ended January 1, 1999, 4% of the Company's net revenues were attributable to sales of these ancillary products to third-parties.

RETAIL FINANCING

         Home buyers normally secure financing from third-party lenders such as banks or independent finance companies. While the Company believes that consumer financing has generally become more available in the manufactured housing industry in recent years, the availability and cost of financing is important to the Company's sales. In order to provide home buyers with an additional source of financing, the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance") originated and serviced during the period January 1996 through February 1997 consumer loans for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, continues to offer, through 21st Century, consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. With marketing support and assistance from the Company and Wenco 21, 21st Century originates and services consumer loans and assigns to Wenco 21 the net collections from those loans after deducting service fees and costs, credit loss reserves, and principal and interest payments due to third party investors or lenders. Wenco 21 is obligated to indemnify 21st Century against losses incurred in connection with the loans, other than losses incurred as a result of negligence by 21st Century. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance reduced its loan origination activities and engaged 21st Century to service its existing loan portfolio. At January 1, 1999, Wenco Finance had $11.3 million of installment contract receivables outstanding as compared with $9.8 million at January 2, 1998. The Company expects that 21st Century and Wenco 21 will market the consumer loan program through the Company's retail centers and independent dealer network. There can be no assurance that 21st Century and Wenco 21 will be able to provide significant levels of financing for home buyers, or that such financing activities will not adversely impact the Company's profitability.

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

         The Company's facilities operate on a one shift per day, five days per week basis. The Company believes that these facilities have the capacity to produce a total of approximately 370 floor sections per week with minimal labor additions. The Company plans to continue to operate, like most of its competitors, on a single shift per day basis. During the fiscal year ended January 1, 1999, the

Company produced an average of 262 floor sections per week. This represented a 5% decrease in floor section production from an average of 275 floor sections per week in the fiscal year ended January 2, 1998. In the fiscal year ended January 3, 1997, the Company produced an average of 315 floor sections per week. The following table sets forth the total floor sections and homes sold as well as the number of home manufacturing facilities operated by the Company for the periods indicated:

                                        YEAR ENDED
                        ------------------------------------------
                        January 1,      January 2,      January 1,
                              1999            1998            1997
                        ----------      ----------      ----------
Homes                        8,891           9,165          10,940
Floor sections              13,621          14,288          16,697
Home manufacturing
  facilities(1)                  9               9              10

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

         The principal materials used in the production of the Company's homes include steel, aluminum, wood products, gypsum wallboard, fiberglass, insulation, carpet, vinyl floor covering, fasteners and hardware items, appliances, electrical items, windows and doors. These materials and components are readily available and are purchased by the Company from numerous sources. No supplier accounted for more than 5.1% of the Company's purchases during each of the past two fiscal years. The Company believes that the size of its purchases allows it to obtain favorable volume discounts. The Company's expenses can be significantly affected by the availability and pricing of raw materials. Sudden increases in demand for construction materials can greatly increase the costs of materials. While such increases in costs can not always be reflected immediately in the Company's prices, the Company in the past has been able to pass along a significant portion of cost increases in its current prices.

         Because the cost of transporting a manufactured home is significant, substantially all of the Company's homes are sold to dealers within a 600 mile radius of a manufacturing facility. The Company arranges, at the dealer's expense, for the transportation of finished homes to dealer locations using its own trucking subsidiary, MH Transport, Inc., and independent trucking companies. The Company uses MH Transport to transport a majority of its homes. Customary sales terms are cash-on-delivery or guaranteed payment from a floor plan financing source. Dealers or other independent installers are responsible for placing the home on site, making utility hook-ups and providing and installing certain trim items.

         Substantially all production is initiated against specific orders, and the manufactured homes segment does not maintain any significant inventory of unsold completed homes. The Company's backlog of orders for manufactured homes as of March 1, 1999 was $1.3 million as compared with $3.2 million at March 1, 1998. Dealer orders are subject to cancellation prior to commencement of production for a variety of reasons, and the Company does not consider its backlog to be firm orders.

SALES NETWORK

         At January 1, 1999, the Company sold manufactured homes through approximately 399 independent dealers at approximately 565 independent dealer locations and through 33 company-owned retail centers in 25 states principally in the southeastern and southcentral United States. The Company believes that the quality of its independent dealer network has been important to the Company's performance.

         Each of the Company's five home manufacturing divisions maintains a separate sales force. At January 1, 1999, a total of 41 salespersons maintained personal contact with the Company's independent dealers. The Company markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in local media and participates in regional manufactured housing shows.

         The Company believes the close working relationship between its division management and the independent dealers they service has been an important factor in the Company's growth. In order to promote dealer loyalty and to enable dealers to penetrate retail markets, only one independent dealer within a given local market may distribute homes manufactured by a division of the Company. The Company does not have formal marketing agreements with its independent dealers and substantially all of the Company's independent dealers also sell homes of other manufacturers. The Company believes its relations with its independent dealers are good and the Company has experienced relatively low turnover in its established independent dealers in the past three years. In the fiscal year ended January 1, 1999, the Company's largest dealer accounted for 2.9% of net revenues and the ten largest dealers accounted for 16.1% of net revenues. In the fiscal year ended January 2, 1998, the Company's largest dealer accounted for 2.5% of net revenues, and the Company's ten largest dealers accounted for 18.0% of net revenues. In the fiscal year ended January 3, 1997, the Company's largest dealer accounted for 5.4% of net revenues and the Company's ten largest dealers accounted for 25.7% of net revenues.

         The Company began its retail operations in November 1996 by acquiring a group of retail companies doing business in Alabama and Mississippi. Since then, the Company expanded its retail operations by acquiring several other retail companies. At January 1, 1999, the Company had 33 retail sales centers; 10 in Alabama, nine in South Carolina, seven in Kentucky, two in Tennessee, two in Georgia, two in West Virginia and one in Mississippi. Each of the 33 sales centers maintains a separate sales force.

         Buyers of manufactured homes typically shop at a number of locations prior to purchasing a home. The Company believes that it provides most of its dealers with a marketing advantage because of the dealer's ability to represent that the Company's homes can be customized to meet the individual preferences of the customer.

         The manufactured housing market is highly cyclical and seasonal and is affected by the same economic factors which impact the broader housing market. Historically, most sectors of the home building industry have been affected by, among other things, changes in general economic conditions, levels of consumer confidence, employment and income, housing demand, availability of financing and interest rate levels.

WARRANTY, QUALITY CONTROL AND SERVICE

         The Company endeavors to adhere to strict quality standards and continuously refines its production procedures. In addition, in accordance with the construction codes promulgated by the Department of Housing and Urban Development ("HUD"), an independent HUD-approved, third-party inspector inspects each of the Company's manufactured homes for compliance during construction at the Company's manufacturing facilities. See "-Regulation."

         The Company provides the initial home buyer with a HUD-mandated, one-year limited warranty against manufacturing defects in the home's construction. In addition, there are often direct warranties that are provided by the manufacturer of components and appliances.

         The Company has experienced quality assurance personnel at each of its manufacturing facilities to provide on-site service to dealers and home buyers. In order to respond more quickly to customer service requests and to maintain a high level of customer satisfaction, the Company has increased its customer service staff. Enhanced quality assurance systems are expected to contribute to the value and appeal of the Company's homes and, over the long term, to reduce consumer warranty claims.

INDEPENDENT DEALER FINANCING

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. At January 1, 1999, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $94 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. No dealer accounted for more than 5.4% of the Company's net revenues in each of the past three fiscal years. See "-Sales Network." The Company does not view any single independent dealer as being a material customer. While the Company does not have access to financial information regarding its independent dealers, it is not aware that any independent dealer is experiencing financial difficulties. The Company also finances substantially all of its retail inventory through floor plan arrangements and a line of credit. Such borrowings totaled approximately $20.6 million at January 1, 1999.

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

REGULATION

         The Company's manufactured homes are subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974 ("1974 Act"). In 1976, HUD issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection, plumbing and electrical. Such regulations preempt conflicting state and local regulations. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector checks each of the Company's manufactured homes for compliance during at least one phase of construction. In 1994, HUD amended manufactured home construction safety standards to improve the wind force resistance of manufactured homes sold for occupancy in coastal areas prone to hurricanes. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes its manufactured homes meet or surpass all present HUD requirements.

         On March 1, 1999 the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions.

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

RECENT ACQUISITIONS

         In February 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Georgia at a purchase price of approximately $779,000.

         In April 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Kentucky and West Virginia at a purchase price of approximately $5.1 million. In May 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in South Carolina at a purchase price of approximately $946,000. In July 1998, the Company acquired substantially all the assets of a manufactured housing retailer in Kentucky at a purchase price of approximately $460,000. Also in July 1998, the Company acquired property in Tennessee at a purchase price of $220,000. In September 1998, the Company acquired substantially all the assets of two manufactured housing retailers one in Tennessee and one in Georgia at a purchase price of approximately $1.3 million. In the foregoing acquisitions, the Company assumed liabilities of $1.5 million. See Note 3 of Notes to Consolidated Financial Statements.

         On December 3, 1997, the Company acquired substantially all of the assets and liabilities of A & G, a manufactured home retailer in South Carolina. The Company paid $1.4 million in cash and issued 94,115 shares of the Company's common stock (approximate market value on December 3, 1997 was $869,000).

         On November 21, 1996, the Company acquired BR Holding Corp., a company which operates a group of companies engaged in the retail sale of manufactured homes, and is doing business as Blue Ribbon Homes ("BR Holding"). BR Holding also operates an insurance agency which provides homeowner insurance for manufactured homes. The Company paid $1,075,000 in cash and issued 332,814 shares of the Company's common stock (approximate market value on November 21, 1996 of $4,532,000). The acquisition was accounted for under the purchase method of accounting; thus the Company's financial statements as of January 3, 1997 and for the year then ended reflect the operations of BR Holding from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired by $5,480,000, which amount is being amortized over 30 years as goodwill. In addition, the Company entered into four year non-compete agreements with the former stockholders of BR Holding for an aggregate amount of $50,000, which amount is included in the cash purchase price noted above. The stock purchase agreement required the Company to make additional payments to the seller contingent on future earnings performance of BR Holding. Any additional payments were to be made 20% in cash and 80% in shares of the Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. In May 1997, an additional payment totaling approximately $197,000, 49,000 in cash and 14,256 shares of the Company's common stock (approximate market value of $148,000), was made for earnings targets achieved through December 31, 1996. At January 1, 1999, there was no payment obligation.

EMPLOYEES

         As of January 1, 1999, the Company employed 2,346 full-time employees involved in the following functional areas: manufacturing, 1,704; sales, 154; field service, 160; administration and clerical, 209; drivers, 56; and management, 63. The Company's manufacturing operations require primarily semi-skilled labor and personnel levels fluctuate with seasonal changes in production volume.

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

         Wendell L. Batchelor (age 56) is the founder of the Company and has been the Company's President, Chief Executive Officer and a Director since the Company's incorporation in 1982. From 1971 to 1982, Mr. Batchelor was General Manager of Shiloh Homes, a division of Winston Industries. Mr. Batchelor was Sales Manager of Marietta Homes, a division of Winston Industries, from 1968 to 1971. From 1966 to 1968, Mr. Batchelor was a Sales Representative for Madrid Homes. Mr. Batchelor has served in the past as Chairman of the Alabama Manufacturer's Housing Institute.

         Johnny R. Long (age 52) has been a Vice President of the Company primarily responsible for purchasing and a Director since the Company's incorporation in 1982. From 1976 to 1982, Mr. Long served as Purchasing Agent for Shiloh Homes, a division of Winston Industries. Mr. Long was Purchasing Agent for Bendix Homes from 1974 to 1976, for Commodore Homes from 1972 to 1974, and for Chevelle Homes from 1966 to 1972.

         Keith W. Brown (age 42) has served as the Company's Chief Financial Officer since the Company's incorporation in 1982 and as a Director since 1989. Mr. Brown served as the Company's Secretary from 1982 to January 1993 and resumed that office in September 1993. He was elected Treasurer in January 1993. From 1980 to 1982, Mr. Brown served as Controller for Shiloh Homes, a division of Winston Industries.

         Keith O. Holdbrooks (age 38) was elected as the Company's Chief Operating Officer in August 1996 by the Company's Board of Directors and became a Director in 1996. From 1991 to 1996, Mr. Holdbrooks served as General Manager for Southern Homes, a division of the Company, and from 1989 to 1991 served as Sales Manager for Southern Homes. From 1985 to 1989 Mr. Holdbrooks served as salesman for Southern Lifestyle, a division of the Company.

ITEM  2. PROPERTIES

         The Company's manufactured home segment currently operates nine home manufacturing facilities (seven in Alabama, and one in each of Texas and North Carolina) and four component supply facilities (all in Alabama). The facilities used by the Company's manufactured home segment are as follows:

                                Building                      Leased or
Unit                            Location       Square Feet      Owned
---------------------      ------------------  -----------    ---------
Manufacturing
  Southern Energy
  Plant #1                 Addison, AL            72,000        Owned
  Plant #2                 Addison, AL            55,000        Owned
Southern Life/style
  Plant #1                 Addison, AL            62,500        Owned
  Plant #2                 Addison, AL            54,000        Leased
Southern Homes
  Plant #1                 Double Springs, AL     60,000        Owned
  Plant #2                 Double Springs, AL     52,000        Owned
  Plant #4                 Lynn, AL               96,000        Owned
Southern Energy Homes
   of Texas                Fort Worth, TX         98,300        Owned
Southern Energy Homes
   of North Carolina       Albemarle, NC          77,000        Owned
Component Supply
   Classic Panel           Hartselle, AL          24,000        Owned
   Wind-Mar Supply         Addison, AL            22,000        Owned
   Trimmasters             Haleyville, AL         50,000        Leased
   Unique Dinettes         Haleyville, AL         50,000        Leased

         The Company currently operates 33 retail sales centers, 10 of which are in Alabama, nine of which are in South Carolina, seven in Kentucky, two in Tennessee, two in Georgia, two in West Virginia and one in Mississippi. Each of the lots are currently leased and such lease terms range from one to five years.

         The corporate headquarters is located in Addison, Alabama and occupies approximately 15,400 square feet of office space. MH Transport owns and occupies an approximate 1,800 square foot office building in Double Springs, Alabama.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3. LEGAL PROCEEDINGS

         The Company entered into a contract with Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, which provided for the construction of two modular home projects, though GBH chose a local company to complete the second project. GBH originally indicated that the first project was completed satisfactorily, but subsequently asserted warranty claims against the Company. GBH also claims the Company is responsible for its additional costs on the second project. The Company claims GBH is withholding monies due it from the first project and disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit, but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January, 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit, other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

On March 1, 1999 the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions.

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

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Stockholders of the Company during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Record Holders
         As of March 23, 1999, there were 96 record holders. This number does not include those stockholders holding stock in "nominee" or "street" name.

Stock Price Performance
         The Company's Common Stock has been publicly traded on the Nasdaq Stock Market National Market System since March 12, 1993. The original price per share was $6.93.

                         1998                   1997
                    Bid Price Range        Bid Price Range
                   ----------------      -----------------
                    High       Low        High        Low
                   ------     -----      ------      -----
First Quarter      $13.38     $8.00      $13.88      $9.75
Second Quarter      13.00      9.13       10.88       7.38
Third Quarter       11.25      6.38       10.75       8.75
Fourth Quarter       7.25      5.38       10.75       8.00


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

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data
Southern Energy Homes, Inc. and subsidiaries (Dollars in thousands, except per share data)

                                                             Year Ended
                              ---------------------------------------------------------------------------
                              January 1,      January 2,     January 3,    December 29,      December 30,
Operating Data                      1999            1998           1997            1995              1994
---------------------------   ----------      ----------     ----------    ------------      ------------
Net revenues                   $ 306,964       $ 296,809      $ 306,844       $ 241,268         $ 188,750
Gross profit                      55,294          46,089         43,647          31,125            24,763
Selling, general
and administrative                35,099          23,494         17,634          13,272            10,633
Provision for credit
  losses                             300             187          1,177              --                --
Start-up costs                       739              --             --              --                --
Amortization of intangibles          792             853            517             422               322
Non-recurring
charge(1) (2)                        934           2,146             --               -                --
Operating income                  17,430          19,409         24,319          17,431            13,808
Interest expense                   2,392           1,412            131             146               237
Interest income                      854             470            593             811               392
Provision for income
  taxes                            6,089           7,092          9,535           6,854             5,139
Cummulative effective of
  accounting change (3)              507              --             --              --                --
Net income                         9,296          11,375         15,246          11,242             8,824
Net income per share:
  Basic                            $0.69           $0.76          $1.01           $0.79             $0.62
  Diluted                          $0.68           $0.75          $1.00           $0.78             $0.62
Weighted average
shares outstanding:
  Basic                       13,440,607      15,002,006     15,122,578      14,300,466        14,161,135
  Diluted                     13,647,216      15,129,530     15,260,484      14,349,197        14,328,361

                          January 1,   January 2,   January 3,   December 29,   December 30,
Balance Sheet Data              1999         1998         1997           1995           1994
------------------        ----------   ----------   ----------   ------------   ------------
Total assets               $ 122,768    $ 123,253    $ 112,658       $ 75,899       $ 54,347
Long-term  debt                3,569        4,720           --              6            596
Stockholders' equity          73,449       79,767       77,377         57,242         38,559

(1) During the fourth quarter of 1998, the Company recorded an additional charge of $934,000 ($575,000 net of tax) due to additional warranty, workers' compensation, and other costs incurred related to the closing of its Pennsylvania facility in 1997.

(2) During the second quarter of 1997, the Company recorded a $2.1 million pre-tax non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania.

(3) During the fourth quarter of 1998, the Company recorded a charge of $825,000 ($507,000 net of tax) due to the Company adopting a change in accounting principle requiring the expensing of start-up costs in accordance with AICPA Statement of Position 98-5, Reporting on the Cost of Start-up Activities.

(4) Certain prior period amounts have been reclassified to conform to the 1998 presentation. There was no effect on net income or stockholder's equity as a result of these reclassifications.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended January 1, 1999 as Compared with Year Ended January 2, 1998

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) and finance revenue for the year ended January 1, 1999 were $307.0 million, which represented an increase of 3.4% over the prior fiscal year.

Net revenues of the manufactured home segment were $244.7 million (including intersegment revenues of $27.5 million) for the year ended January 1, 1999 as compared with $252.0 million (including intersegment revenues of $17.9 million) for the prior year period, a decrease of $7.3 million, or 2.9%. The decline in sales to dealers was primarily attributable to a decline in the number of homes shipped. Total homes shipped in the year ended January 1, 1999 was 8,891, down 3% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 1998 was $27,522, as compared with $27,501 in 1997.

Net revenues from the retail sales segment were $76.3 million for the year ended January 1, 1999 as compared with $47.5 million for the prior year period, an increase of $28.8 million, or 60.6%. The increase in retail sales was attributable to the expansion of retail centers from 20 in 1997 to 33 during the fiscal year ended January 1, 1999. Total homes (new and used) sold by the retail segment in the year ended January 1, 1999 was 2,176, up 68.4% from the number of homes shipped in the prior year period. The average retail price per new home in 1998 was $44,019, as compared with $41,772 in 1998, an increase of 5%.

Net revenues from the supply segment were $57.3 million (including intersegment revenues of $44.9 million) for the year ended January 1, 1999 as compared with $59.0 million (including intersegment revenues of $45.9 million) for the prior year period, a decline of $1.7 million, or 2.9%. The decline in supply sales was attributable to the decline in the manufactured home segment.

Revenues from the Company's retail financing activities were $1.1 million for the year ended January 1, 1999, as compared with $2.2 million for the prior year period. This decline was attributable to the decline in lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance reduced its loan origination activities and engaged 21st Century to service its existing loan portfolio.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended January 1, 1999 was $55.3 million, or 18.0% of net revenues, as compared with $46.1 million, or 15.5% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to increased sales from the Company's retail segment, which have a higher gross margin than sales to independent dealers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses were $35.1 million, or 11.4% of net revenues, during the year ended January 1, 1999, as compared with $23.5 million, or 7.9% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to the higher level of selling expenses generally associated with the Company's retail operation, general salary increases and the addition of new employees who were hired in order to staff retail operations.

Operating Income

See Footnote 10 for description of Revenues, Gross Profit and Operating Income by segments.

Provision for Credit Losses

The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. The provision for credit losses for the year ended January 1, 1999 was $300,000 as compared with $187,000 for the year ended January 2, 1998.

Non-Recurring Charge

During 1998, the Company recorded an additional charge of $934,000 due to additional warranty, workers' compensation, and other costs incurred related to the closing of its Pennsylvania facility in 1997. During fiscal years ended January 2, 1998 and January 3, 1997, this facility generated 1.0% and 3.3%, respectively, of the total revenues of the Company.

Interest Expense

Interest expense for the year ended January 1, 1999 was $2.4 million as compared with $1.4 million for the year ended January 2, 1998. The increase in interest expense in the current year was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory.
 .
Interest Income

Interest income for the year ended January 1, 1999 was $854,000 as compared with $470,000 for the year ended January 2, 1998. The increase in interest income reflects higher average cash and cash equivalent balances during the year ended January 1, 1999.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the year ended January 1, 1999 was $6.1 million, or an effective tax rate of 38.3%, compared with $7.1 million, or an effective tax rate of 38.4%, for the year ended January 2, 1998. The decline in income tax expense is a result of lower income in 1998.

Year Ended January 2, 1998 as Compared with Year Ended January 3, 1997

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) and finance revenue for the year ended January 2, 1998 were $296.8 million, which represented a decrease of 3.3% over the prior fiscal year.

Net revenues of the manufactured home segment were $252.0 million (including intersegment revenues of $17.9 million) for the year ended January 2, 1998 as compared with $289.6 million (including intersegment revenues of $0.1 million) for the prior year period, a decrease of $37.6 million, or 13.0%. The decline in sales to dealers was attributable to a decline in the number of homes shipped, which was partially offset by an increase in the average wholesale price per home shipped Total homes shipped in the year ended January 2, 1998 were 9,165, down 16.2% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 1997 was $27,500, as compared with $26,500 in 1996, an increase of 3.8%.

During the fourth quarter of 1996 the Company entered into the retail sector of the industry through the acquisition of BR Holding Corp. and a group of retail companies doing business as Blue Ribbon Homes.

Net revenues from the retail sales segment were $47.5 million for the year ended January 2, 1998 as compared with $4.0 million for the prior year period, an increase of $43.5 million, or 1,087%. The increase in retail sales was attributable to the expansion of retail centers from 6 in 1996 to 20 during the fiscal year ended January 2, 1998. Total homes (new and used) sold by the retail segment in the year ended January 2, 1998 was 1,292, up 1,154% from the number of homes shipped in the prior year period. The average retail price per new home in 1997 was $41,772, as compared with $39,527 in 1996, an increase of 5.7%.

Net revenues from the supply segment were $59.0 million (including intersegment revenues of $45.9 million) for the year ended January 2, 1998 as compared with $57.2 million (including intersegment revenues of $45.9 million) for the prior year period, an increase of $1.8 million , or 3.1%. The increase in supply sales was attributable to an increase in sales to outside customers partially offset by a decline in supply sales to the manufactured home segment.

Revenues from the Company's retail financing activities were $2.2 million for the year ended January 2, 1998, as compared with $2.0 million for the prior year period. This increase was attributable to the increased lending activity by Wenco Finance.

Gross Profit

Gross profit for the year ended January 2, 1998 was $46.1 million, or 15.5% of net revenues, as compared with $43.6 million, or 14.2% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to increased sales from the Company's retail segment, which was partially offset by decreased efficiencies associated with lower production levels, which resulted from a decrease in backlog of orders.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.5 million, or 7.9% of net revenues, during the year ended January 2, 1998, as compared with $17.6 million, or 5.7% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to the higher level of selling expenses generally associated with the Company's retail operation, general salary increases and the addition of new employees who were hired in order to staff retail operations.

Operating Income

See Footnote 10 for description of Revenues, Gross Profit and Operating Income by segments.

Provision for Credit Losses

The provision for credit losses for the year ended January 2, 1998 was $187,000 as compared with $1.2 million for the year ended January 3, 1997. The decrease in the current year provision reflects the reduction of loan originations by Wenco, which occurred in February 1997.

Non-Recurring Charge

During fiscal year 1997, the Company recorded a $2.1 million pre-tax ($1.3 million after-tax) charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. The non-recurring charge primarily consisted of components of goodwill and estimated closing costs. Such closing costs include estimates of warranty, lease obligations and severance pay.

Interest Expense

Interest expense for the year ended January 2, 1998 was $1.4 million as compared with $131,000 for the year ended January 3, 1997. The increase in interest expense in the current year was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory and a $6.3 million increase in long-term debt.

Interest Income

Interest income for the year ended January 2, 1998 was $470,000 as compared with $593,000 for the year ended January 3, 1997. The decrease in interest income reflects lower average cash and cash equivalent balances during the year ended January 2, 1998.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the year ended January 2, 1998 was $7.1 million, or an effective tax rate of 38.4%, compared with $9.5 million, or an effective tax rate of 38.5%, for the year ended January 3, 1997. The decline in income tax expense is a result of lower income in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

During the year ended January 1, 1999, the Company's cash provided by operations was approximately $11.0 million. Cash provided by operations included net income of $9.3 million and increased accounts payable and accrued liabilities of $1.4 million, which was partially offset by increased accounts receivable and inventories of $2.4 million and loan originations of $2.2 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $3.2 million, purchase of subsidiaries for $7.2 million, repurchase of common stock of $16.1 million, increased net borrowings of $2.8 million and the repayment of long-term debt of $1.2 million.

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

At January 1, 1999, the Company's net working capital was $21.3 million, including $4.3 million in cash and cash equivalents, as compared with $32.9 million at January 2, 1998, including $17.7 million in cash and cash equivalents. The decrease in net working capital was primarily attributable to a decrease in cash and cash equivalents of $13.4 million partially offset by increased inventories of $8.3 million, and by increased notes payable of approximately $4.6 million. The increase in inventory and notes payable was primarily attributable to the homes held at the recently acquired retail locations and the related floor-plan financing. The Company also has a $25 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company had outstanding borrowings of $7.0 million on this line at January 1, 1999 and no outstanding borrowings at January 2, 1998.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At January 1, 1999, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $94 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Expansion

In February 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Georgia at a purchase price of approximately $779,000.

In April 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Kentucky and West Virginia at a purchase price of approximately $5.1 million. In May 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in South Carolina at a purchase price of approximately $946,000. In July 1998, the Company acquired substantially all the assets of a manufactured housing retailer in Kentucky at a purchase price of approximately $460,000. Also in July 1998, the Company acquired property in Tennessee at a purchase price of $220,000. In September 1998, the Company acquired substantially all the assets of two manufactured housing retailers one in Tennessee and one in Georgia at a purchase price of approximately $1.3 million. In the foregoing acquisitions, the Company assumed liabilities of $1.5 million.

Capital Expenditures

In October 1998, the Company approved the expenditure of $3.3 million to upgrade the Company's software programs and operating systems. The Company anticipates it will fund these expenditures through a combination of equipment leasing and available cash.

Stock Repurchase

In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000. From the inception of the program to March 23, 1999, the Company has repurchased 3,505,900 shares at a cost of $29,354,387.50, or an average cost of $8.37 per share. The Company paid for these purchases and intends to pay for any future purchases out of available cash.

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

Beginning in the fourth quarter of 1998, the Company commenced replacement of its current information technology system with a new system. The replacement, which is expected to be completed in mid-calendar year 1999, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software programs and operating systems will cost approximately $3.3 million. The Company anticipates it will fund such expenditures through a combination of equipment leasing and available cash. The Company believes that these new programs and systems will be Year 2000 compliant.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Southern Energy Homes, Inc. and subsidiaries

                                                            January 1,       January 2,
                                                                  1999             1998
                                                         -------------    -------------
Assets
Current Assets:
  Cash and cash equivalents                              $   4,261,000    $  17,676,000
  Accounts receivable, less allowance for doubtful
       accounts of $166,000 and $180,000, respectively      23,071,000       22,399,000
  Installment contracts receivable                             211,000          165,000
  Inventories                                               36,790,000       28,479,000
  Deferred tax benefits                                      1,919,000        1,816,000
  Prepayments and other                                        803,000        1,134,000
                                                          ------------     ------------
                                                            67,055,000       71,669,000
                                                          ------------     ------------
Property, plant, and equipment:
  Property, plant, and equipment, at cost                   32,674,000       28,982,000
  Less - accumulated depreciation                           (9,354,000)      (7,130,000)
                                                          ------------     ------------
                                                            23,320,000       21,852,000
                                                          ------------     ------------
Intangibles and other non-current assets:
  Installment contracts receivable, less allowance
      for credit losses of $295,000 and $696,000,
      respectively                                          11,130,000        9,673,000
  Goodwill                                                  14,995,000       14,258,000
  Non-compete agreements                                       575,000          421,000
  Organization and pre-operating costs                            --            825,000
  Investment in joint ventures                               4,963,000        3,764,000
  Other assets                                                 730,000          791,000
                                                          ------------     ------------
                                                            32,393,000       29,732,000
                                                          ------------     ------------
                                                          $122,768,000     $123,253,000
                                                          ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                          $  20,556,000    $  15,932,000
  Current maturities of long-term debt                       1,099,000        1,106,000
  Accounts payable                                           4,393,000        3,449,000
  Volume incentive payable                                   8,175,000        7,828,000
  Accrued payroll-related expenses                           3,235,000        2,693,000
  Accrued workers' compensation                              1,753,000        1,995,000
  Accrued warranty                                           2,543,000        1,939,000
  Accrued other                                              3,996,000        3,824,000
                                                          ------------     ------------
                                                            45,750,000       38,766,000
                                                          ------------     ------------
Long-term debt                                               3,569,000        4,720,000
                                                          ------------     ------------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $.0001 par value, 1,000,000
     shares authorized, none outstanding                            --              --
  Common stock, $.0001 par value, 40,000,000 shares
    authorized, 15,638,890 shares issued at January
    1, 1999; 15,572,326  shares issued at January 2, 1998        2,000            2,000
  Treasury stock, at cost, 3,000,300 shares at
     January 1, 1999 and 1,122,100 at January 2, 1998      (26,282,000)     (10,201,000)
  Capital in excess of par                                  37,682,000       37,215,000
  Retained earnings                                         62,047,000       52,751,000
                                                          ------------     ------------
                                                            73,449,000       79,767,000
                                                          ------------     ------------
                                                          $122,768,000     $123,253,000
                                                          ============     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Operations
Southern Energy Homes, Inc. and subsidiaries

                                                           YEAR ENDED
                                         ------------------------------------------
                                            January 1,     January 2,     January 3,
                                                  1999           1998           1997
                                         -------------  -------------  -------------
                                            (52 WEEKS)     (52 WEEKS)     (53 WEEKS)
                                         -------------  -------------  -------------
Net revenues                             $ 306,964,000  $ 296,809,000  $ 306,844,000
Cost of sales                              251,670,000    250,720,000    263,197,000
                                         -------------  -------------  -------------
Gross profit                                55,294,000     46,089,000     43,647,000
                                         -------------  -------------  -------------
Operating expenses:
  Selling, general and administrative       35,099,000     23,494,000     17,634,000
  Provision for credit losses                  300,000        187,000      1,177,000
  Amortization of intangibles                  792,000        853,000        517,000
  Start-up costs                               739,000            --              --
  Non-recurring charges                        934,000      2,146,000             --
                                         -------------  -------------  -------------
                                            37,864,000     26,680,000     19,328,000
                                         -------------  -------------  -------------
Operating income                            17,430,000     19,409,000     24,319,000
Interest expense                             2,392,000      1,412,000        131,000
Interest income                                854,000        470,000        593,000
                                         -------------  -------------  -------------
Income before provision for
  income taxes and cumulative effect
  of accounting change                      15,892,000     18,467,000     24,781,000
Provision for income taxes                   6,089,000      7,092,000      9,535,000
                                         -------------  -------------  -------------
Income before cumulative effect of
  accounting change                          9,803,000     11,375,000     15,246,000
Cumulative effect of accounting change,
  net of tax of $318,000                       507,000           --             --
                                         -------------  -------------  -------------
Net income                               $   9,296,000  $  11,375,000  $  15,246,000
                                         =============  =============  =============
Per share data:
  Income before cumulative effect of
   accounting change:
     Basic                               $        0.73  $        0.76  $        1.01
                                         =============  =============  =============
     Diluted                             $        0.72  $        0.75  $        1.00
                                         =============  =============  =============
  Cumulative effect of accounting
   change, net of tax:
     Basic                               $        0.04  $        0.00  $        0.00
                                         =============  =============  =============
     Diluted                             $        0.04  $        0.00  $        0.00
                                         =============  =============  =============
  Net income per share:
     Basic                               $        0.69  $        0.76  $        1.01
                                         =============  =============  =============
     Diluted                             $        0.68  $        0.75  $        1.00
                                         =============  =============  =============
Weighted average number of common shares:
  Basic                                     13,440,607     15,002,006     15,122,578
                                         =============  =============  =============
  Diluted                                   13,647,216     15,129,530     15,260,484
                                         =============  =============  =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Stockholders' Equity
Southern Energy Homes, Inc. and subsidiaries

                                   Common Stock              Treasury Stock             Capital
                              ----------------------     -------------------------     in Excess       Retained
                                Shares        Amount      Shares        Amount          of Par         Earnings          Total
                              ----------     -------     ---------   -------------    ------------    ------------    ------------
Balance, December 29, 1995    15,053,388     $ 1,000            --   $          --    $ 31,111,000    $ 26,130,000    $ 57,242,000

  Exercise of stock options       51,599          --            --              --         357,000              --         357,000
  Issuance of common stock
     in connection with
     acquisition                 332,814       1,000            --              --       4,531,000              --       4,532,000
  Net income                          --          --            --              --              --      15,246,000      15,246,000
                              ----------     -------     ---------   -------------    ------------    ------------    ------------
Balance, January 3, 1997      15,437,801       2,000            --              --      35,999,000      41,376,000      77,377,000

  Exercise of stock options       26,154          --            --              --         181,000              --         181,000
  Issuance of common stock
     in connection with
     acquisitions                108,371          --            --              --       1,035,000              --       1,035,000
  Treasury stock repurchases          --                 1,122,100     (10,201,000)             --              --     (10,201,000)
  Net income                          --          --            --              --              --      11,375,000      11,375,000
                              ----------     -------     ---------   -------------    ------------    ------------    ------------
Balance, January 2, 1998      15,572,326       2,000     1,122,100     (10,201,000)     37,215,000      52,751,000      79,767,000

  Exercise of stock options       65,464          --            --              --         458,000              --         458,000
  Issuance of common stock         1,100          --            --              --           9,000              --           9,000
  Treasury stock repurchases          --          --     1,878,200     (16,081,000)             --              --     (16,081,000)
  Net income                          --          --            --                              --       9,296,000       9,296,000
                              ----------     -------     ---------   -------------    ------------    ------------    ------------
Balance, January 1, 1999      15,638,890     $ 2,000     3,000,300   $ (26,282,000)   $ 37,682,000    $ 62,047,000    $ 73,449,000
                              ==========     =======     =========   =============    ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
Southern Energy Homes, Inc. and subsidiaries

                                                                            Year Ended
                                                           --------------------------------------------
                                                             January 1,      January 2,      January 3,
                                                                   1999            1998            1997
                                                              (52 WEEKS)      (52 WEEKS)      (53 WEEKS)
                                                           ------------    ------------    ------------
Operating activities:
Net income                                                 $  9,296,000    $ 11,375,000    $ 15,246,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Equity income of joint ventures                           (1,121,000)       (282,000)             --
   Gain on sale of installment contracts                             --        (775,000)             --
   Non--recurring charges                                       934,000       2,146,000              --
   Depreciation of property, plant, and equipment             2,462,000       2,244,000       1,168,000
   Provision (credit) for deferred income taxes                 215,000          13,000        (560,000)
   (Gain) loss on sale of property, plant, and equipment        (50,000)        (25,000)         37,000
   Amortization of intangibles                                  792,000         853,000         517,000
   Cumulative effect of change in accounting
        principle                                               507,000              --              --
   Provision (credit) for doubtful accounts receivable           20,000         (77,000)        210,000
   Provision for credit losses on installment contracts         300,000         187,000       1,177,000
   Origination of installment contracts                      (2,186,000)     (1,272,000)    (27,497,000)
   Principal collected on originated
     installment contracts                                      383,000         996,000         490,000
Change in assets and liabilities, net of effect
 from purchase of subsidiaries:
   Accounts receivable                                         (743,000)     (4,850,000)      3,936,000
   Inventories                                               (1,653,000)      3,194,000      (7,039,000)
   Prepayments and other                                        393,000        (250,000)       (255,000)
   Accounts payable                                             944,000        (854,000)     (1,174,000)
   Accrued liabilities                                          489,000      (1,572,000)      4,525,000
                                                           ------------    ------------    ------------
      Net cash provided by (used in) operating activities    10,982,000      11,051,000      (9,219,000)
                                                           ------------    ------------    ------------
Investing activities:
   Purchase of subsidiaries, net of cash acquired            (7,171,000)     (1,410,000)     (1,217,000)
   Capital expenditures                                      (3,241,000)     (6,089,000)     (5,501,000)
   Maturities of investments                                         --              --       2,076,000
   Investments in joint ventures                                (78,000)     (2,712,000)       (770,000)
   Increase in organization and pre--operating costs                 --        (499,000)       (305,000)
   Proceeds from sale of property, plant, and equipment          50,000         162,000          68,000
                                                           ------------    ------------    ------------
      Net cash used in investing activities                 (10,440,000)    (10,548,000)     (5,649,000)
                                                           ------------    ------------    ------------
Financing activities:
   Purchase of treasury stock                               (16,081,000)    (10,201,000)             --
   Net borrowings on notes payable                            2,815,000        (668,000)      3,060,000
   Repayments of long--term debt                             (1,158,000)       (500,000)             --
   Borrowings on long--term debt                                     --       6,326,000              --
   Proceeds from exercise of stock options                      458,000         181,000         357,000
   Proceeds from issuance of common stock                         9,000              --              --
   Proceeds from sale of installment contracts                       --      16,736,000              --
                                                           ------------    ------------    ------------
      Net cash provided by (used in) financing activities   (13,957,000)     11,874,000       3,417,000
                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents        (13,415,000)     12,377,000     (11,451,000)
Cash and cash equivalents at beginning of period             17,676,000       5,299,000      16,750,000
                                                           ------------    ------------    ------------
Cash and cash equivalents at end of period                 $  4,261,000    $ 17,676,000    $  5,299,000
                                                           ============    ============    ============
Supplemental cash flow information:
   Cash paid for interest                                  $  2,531,000    $  1,290,000    $    131,000
   Cash paid for income taxes                              $  5,091,000    $  7,434,000    $  9,369,000

Supplemental disclosures of non-cash investing activities:
See Note 3.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes To Consolidated Financial Statements
Southern Energy Homes, Inc. and subsidiaries

1. The Company and Basis of Presentation:

         Southern Energy Homes, Inc. (the "Company") has three reportable segments: manufacturing, retail and supply. The Company produces manufactured homes, primarily on a custom basis, for wholesale to dealers located primarily in the southeastern and south central regions of the United States. Retail operations began in fiscal 1996 with the acquisition of a retail home sales operation and have continued to expand through various acquisitions during fiscal 1997 and 1996 (see Note 3). Retail sales are concentrated in the southeastern United States. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. Wenco Finance, Inc., the Company's wholly owned finance subsidiary ("Wenco Finance"), until February 1997 had been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century") (see Note 3). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance has restricted its loan origination activities and has engaged 21st Century to service its existing loan portfolio. (See Note 4).

         The Company is on a 52/53-week year with the fiscal year ending on the Friday closest to the last day of December. The 1998 and 1997 fiscal years included 52 weeks and the 1996 fiscal year included 53 weeks.

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

         In fiscal 1998, the Company reclassified several accounts. Prior period amounts have been reclassified to conform with the 1998 presentation. There was no effect on net income or stockholders' equity as a result of these reclassifications.

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

Inventories
         Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                    January 1,    January 2,
                          1999          1998
                   -----------   -----------
Raw materials     $ 10,938,000  $  9,498,000
Work in progress     1,166,000     1,089,000
Finished goods      24,686,000    17,892,000
                  ------------  ------------
                  $ 36,790,000  $ 28,479,000
                  ============  ============

Property, Plant, and Equipment
         Property, plant, and equipment are recorded at cost. Depreciation is computed on the straight-line, accelerated cost recovery system or modified accelerated cost recovery system methods over the estimated service lives of depreciable assets (5-39 years for buildings and improvements, 3-10 years for machinery and equipment, 5-10 years for office equipment, and 7-10 years for leasehold improvements, which is the lesser of the lease term or the asset's useful life). Cost of property, plant, and equipment is as follows:


                              January 1,    January 2,
                                    1999          1998
                            ------------  ------------
Land                        $    495,000  $    495,000
Buildings and improvements    16,804,000    15,938,000
Machinery and equipment       10,315,000     9,503,000
Office equipment               2,200,000     1,323,000
Leasehold improvements         2,231,000     1,649,000
Construction in progress         629,000        74,000
                            ------------  ------------
                            $ 32,674,000  $ 28,982,000
                            ============  ============

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

         An analysis of the allowance for losses on installment contracts receivable is as follows:

                             January 1,     January 2,
                                   1999           1998
                             ----------    -----------
Balance, beginning of year    $ 696,000    $ 1,142,000
Provision for credit losses     300,000        187,000
Charge-offs                    (701,000)      (633,000)
                              ---------    -----------
Balance, end of year          $ 295,000    $   696,000
                              =========    ===========

Intangible Assets
         The intangible assets recorded by the Company in connection with various acquisitions are amortized on a straight-line basis. As of January 1, 1999 and January 2, 1998, accumulated amortization of intangibles amounted to $2,889,000 and $3,011,000, respectively (see Note 13). In the fiscal year ended January 2, 1998, accumulated amortization included amounts related to organization and pre-operating costs. The applicable intangible amortization periods are as follows:

Goodwill                     30 years
Non-compete agreements       4 to 10 years

Long-Lived Assets
         The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the operations of the Company may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value and the amount of such impairment is charged to earnings (see Note 9).

Volume Incentive Payable
         The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. Such rebates (reflected as a reduction of gross revenues) are recorded at the time sales to independent dealers are recognized.

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

Insurance Arrangements
         The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $300,000 per occurrence (with an annual aggregate stop-loss limit of $4,000,000 for all claims), and for all health-care claims in excess of $75,000 per occurrence (with an annual aggregate stop-loss limit of approximately $5,200,000 for all claims). Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

Fair Value of Financial Instruments
         Because of the short-term nature of the Company's financial instruments and the low interest rate volatility associated with the installment contracts receivable, the fair values of the Company's financial instruments at January 1, 1999, and January 2, 1998, approximated book values at those dates.

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

Earnings Per Share
         The EPS results are as follows:

                                           Income Before                Income Before
                                              Cumulative      Weighted     Cumulative
                                               Effect of       Average      Effect of
                                              Accounting        Common     Accounting
                                                  Change        Shares         Change
                                           -------------   -----------  -------------
January 1, 1999
         Basic                              $  9,803,000    13,440,607         $ 0.73
         Dilutive effect of options issued            --       206,609          (0.01)
                                            ------------   -----------         ------
         Diluted                            $  9,803,000    13,647,216         $ 0.72
                                            ------------   -----------         ------
January 2, 1998
         Basic                              $ 11,375,000    15,002,006         $ 0.76
         Dilutive effect of options issued            --       127,524          (0.01)
                                            ------------   -----------         ------
         Diluted                            $ 11,375,000    15,129,530         $ 0.75
                                            ------------   -----------         ------
January 3, 1997
         Basic                              $ 15,246,000    15,122,578         $ 1.01
         Dilutive effect of options issued            --       137,906          (0.01)
                                            ------------   -----------         ------
         Diluted                            $ 15,246,000    15,260,484         $ 1.00
                                            ------------   -----------         ------


3. Business Combinations and Investments in Joint Ventures

During 1998, the Company completed the following acquisitions (in millions):

                                                   Fair
                                                 Value of
                                                  Assets       Intangibles  Purchase
Date              Seller                         Acquired        Recorded     Price
------------------------------------------------------------------------------------
February 1998     U.S. Homes of Savannah           $ 0.8          $  --      $ 0.8
April 1998        Rainbow Homes, Inc.                3.5            1.6        5.1
May 1998          Hospitality Housing Outlet Inc.
                  and Foothills Housing, Inc.        0.8            0.1        0.9
July 1998         Cedar Creek Homes, LLC             0.3            0.1        0.4
July 1998         Ken & Tina Earp                    0.2             --        0.2
September 1998    Family Housing, Inc.               0.6            0.1        0.7
September 1998    Baw, Inc.                          0.6             --        0.6
                                                   -----          -----      -----
                                                   $ 6.8          $ 1.9      $ 8.7
------------------------------------------------------------------------------------

The above acquisitions resulted in the purchase of 15 retail sales centers. All acquisitions were accounted for under the purchase method of accounting; thus, the consolidated financial statements for fiscal 1998 reflect the operations of the businesses acquired from the dates of acquisition. Aggregate consideration given for all acquisitions during 1998 consisted of approximately $7.2 million in cash and liabilities assumed amounted to $1.5 million. Total intangibles recorded consisted of $0.3 million in non-compete agreements and $1.6 million in goodwill. The Company amortizes goodwill over 30 years and agreements not to compete over the life of the agreements which are generally 4 to 10 years. The results of operations with respect to these acquisitions were not significant and accordingly, no pro forma results have been provided.

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

         On July 3, 1997, the Company made an initial capital contribution of $2.0 million to purchase a one-third interest in a manufacturing joint venture which produces rafters used in the production of the Company's homes. The Company's share of income from the joint venture amounted to $469,000 and $97,000 in 1998 and 1997, respectively.

         In February 1997, the Company made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest in the joint venture. The company's share of income from Wenco 21 amounted to $210,000 and $58,000 in 1998 and 1997, respectively.

         In December 1996, the Company purchased a 33% interest in a manufacturing joint venture with other manufactured home builders for $770,000. The joint venture manufactures cabinet doors for sale to participants in the joint venture as well as third party customers. The Company's share of income from this joint venture amounted to $442,000 and $127,000 in 1998 and 1997, respectively.

         On November 21, 1996, the Company acquired BR Holding, a holding company which operated a group of retail companies participating in the retail sale of manufactured homes. BR Holding also operated an insurance agency, which provided homeowner insurance for manufactured homes. The Company paid $1,075,000 in cash and issued 332,814 shares of the Company's common stock (approximate market value on November 21, 1996 of $4,532,000). The acquisition was accounted for under the purchase method of accounting; thus the financial statements reflect the operations of BR Holding from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired (assets of $9.9 million less liabilities of $9.8 million) by $5,480,000, which amount is being amortized over 30 years as goodwill. In addition, the Company entered into four-year non-compete agreements with the former stockholders of BR Holding for an aggregate amount of $50,000, which amount is included in the cash purchase price noted above. The stock purchase agreement requires the Company to make additional payments to the seller contingent on future earnings performance of BR Holding. Any additional payments will be made 20% in cash and 80% in shares of the

Company's common stock and will be accounted for as goodwill and amortized over the remaining recovery period of the goodwill. In fiscal 1997 an additional payment was made in the amount of $197,000 ($49,000 in cash and $148,000 in stock) related to this contingency. At January 1, 1999, there was no payment obligation. The results of operations with respect to BR Holding were not significant and, accordingly, no pro forma results have been provided.

4. Sale of Installment contracts:
         In August 1997, the Company sold at par installment contracts totaling $16.7 million, along with the related servicing. The Company retained an interest in certain of the cash flows ascribed to such loans (the "interest only strip"). The fair value of the interest only strip was calculated using the expected future cash flows discounted at the current market rate and considering prepayment and default rates on the loans. The Company also retained credit risks on the installment contracts sold and has recorded a reserve for such estimated credit losses over the life of the loans in accordance with SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. The resulting gain on the sale amounted to $.8 million.

5. Income Taxes:
         The provision (benefit) for income taxes for the respective periods ended was as follows:

                     January 1,    January 2,    January 3,
                           1999          1998          1997
                    -----------   -----------   -----------
Federal:
         Current    $ 5,272,000   $ 6,594,000   $ 9,294,000
         Deferred       192,000        11,000      (521,000)
                    -----------   -----------   -----------
                      5,464,000     6,605,000     8,773,000
                    -----------   -----------   -----------
State:
         Current        602,000       485,000       801,000
         Deferred        23,000         2,000       (39,000)
                    -----------   -----------   -----------
                        625,000       487,000       762,000
                    -----------   -----------   -----------
Total provision     $ 6,089,000   $ 7,092,000   $ 9,535,000
                    ===========   ===========   ===========

         The provision for income taxes differed from the amounts computed by applying the federal statutory rate of 35% due to the following:

                                               January 1,     January 2,    January 3,
                                                     1999           1998          1997
                                              -----------    -----------   -----------
Tax provision at the federal statutory rate   $ 5,562,000    $ 6,463,000   $ 8,671,000
State income taxes, net of federal benefit        406,000        316,000       496,000
Goodwill amortization                             168,000        127,000        58,000
Other                                             (47,000)       186,000       310,000
                                              -----------    -----------   -----------
                                              $ 6,089,000    $ 7,092,000   $ 9,535,000
                                              ===========    ===========   ===========

         Temporary differences which created net deferred tax benefits at January 1, 1999 and January 2, 1998 are as follows:

                                                  January 1,   January 2,
                                                        1999         1998
                                                 -----------  -----------
Deferred tax benefits:
         Warranty accrual                        $   943,000  $   720,000
         Workers' compensation accrual               636,000      871,000
         Accrued expenses                            613,000      423,000
         Inventory                                    13,000      358,000
         Organization and pre-operating
            costs                                    285,000         --
         Other                                       428,000      313,000
                                                 -----------  -----------
                                                   2,918,000    2,685,000
Deferred tax liabilities:
         Depreciation                                501,000      168,000
         Goodwill amortization                       218,000      170,000
         Organization and pre-operating costs           --        175,000
         Other                                       280,000      356,000
                                                 -----------  -----------
                                                     999,000      869,000
                                                 -----------  -----------
Net deferred tax benefits                        $ 1,919,000  $ 1,816,000
                                                 ===========  ===========

6. Notes Payable and Long-Term Debt:
         The Company routinely finances inventory of homes held by its retail centers through floor-plan notes payable with various financial institutions. The notes normally require periodic payments of principal and interest, and full payment when the home is sold to a customer. The weighted average interest rates on these borrowings during 1998 and 1997 were 7.9% and 7.0%, respectively. Notes payable at January 1, 1999 and January 2, 1998 amounted to $13,556,000 and $15,932,000, respectively. During 1998, the Company began financing a portion of its retail inventory with its $25 million unsecured bank line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5% (6.56% at January 1, 1999). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company had outstanding borrowings of $7,000,000 on this line at January 1, 1999 and no outstanding borrowings at January 2, 1998.
         The Company's long-term debt at January 1, 1999 and January 2, 1998 is as follows:

                                                          January 1,    January 2,
                                                                1999          1998
                                                         -----------   -----------
Working capital loan payable, interest at 6.56%,
due in monthly installments of $83,333 through
June 11, 2002, secured by real estate                    $ 3,500,000   $ 4,500,000
Construction term loan payable, interest at LIBOR
plus 1.7% (6.76% at January 1, 1999), due in monthly
installments of $15,591 through March 2003, secured
by real estate                                             1,168,000     1,326,000
                                                         -----------   -----------
Total long-term debt                                       4,668,000     5,826,000
Less amounts due within one year                           1,099,000     1,106,000
                                                         -----------   -----------
                                                         $ 3,569,000   $ 4,720,000
                                                         ===========   ===========

         The Company's term loans contain various restrictive covenants, generally common to such loan agreements, with which the Company was in compliance at January 1, 1999.

         The Company's long-term debt contractually matures in each of the next five fiscal years as follows: $1,099,000 in 1999, $1,106,000 in 2000, $1,114,000 in 2001, $622,000 in 2002, $131,000 in 2003, and $596,000 thereafter.

7. Commitments and Contingencies:

Repurchase Agreements
         It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally, the agreements provide for the manufacturer to repurchase manufactured homes from the financing institution in the event of repossession upon a dealer's default. The Company's contingent liability under such agreements was approximately $94 million as of January 1, 1999, and $92 million as of January 2, 1998. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements will not have a material effect on the financial statements of the Company.

Interest Reimbursement
         The Company has agreements with certain dealers to reimburse them for their interest costs incurred in connection with floor-plan financing. Interest expense related to these agreements is classified as a selling expense in the accompanying consolidated statements of operations. For the years ended January 1, 1999, January 2, 1998, and January 3, 1997, interest expense related to these agreements amounted to $742,000, $841,000, and $735,000, respectively.

Operating Leases
         The Company leases certain manufacturing facilities and retail sales centers under operating leases. Rent expense under all leases was $1.8 million for the year ended January 1, 1999, $1.1 million for the year ended January 2, 1998, and $404,000 for the year ended January 3, 1997. Future minimum lease payments for each of the next five years at January 1, 1999, are $2.1 million, $1.8 million, $1.6 million, $1.0 million, and $0.6 million.

Litigation
         The Company entered into a contract with Gesellschoft fur Bauen Und Wohnen Hannover MbH ("GBH"), a German housing authority, which provided for the construction of two modular home projects though GBH chose a local company to complete the second project. GBH originally indicated that the first project was completed satisfactorily, but subsequently asserted warranty claims against the Company. GBH also claims the Company is responsible for its additional costs on the second project. The Company claims GBH is withholding monies due it from the first project and disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit, but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January, 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit, other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

         On March 1, 1999 the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions.

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

8. Employee Benefit Plans
         The Company maintains a stock option plan which authorizes a total of 1,500,000 shares of Company common stock for issuance to key employees and advisors. The Company granted options to acquire 166,100, 192,200, and 93,909 shares of common stock in 1998, 1997, and 1996, respectively. Due to the decline in the Company's stock price, and the need to retain and motivate key employees, on December 14, 1998, the Board of Directors approved the repricing of certain options outstanding previously granted to employees of the Company. The Company repriced 561,464 shares at prices ranging from $6.93 to $10.125 with an aggregate exercise price of approximately $4.3 million to an exercise price of $5.50 per share, the fair market value on the date of repricing. The repriced options are included in the table below as new grants with the old options being included as forfeitures.

         At January 1, 1999, options to purchase 483,780 shares were exercisable. Total options outstanding were 561,464 at January 1, 1999 with a weighted average remaining contractual life of 8.1 years and a weighted average exercise price of $5.50.

         The Company also maintains a stock option plan, which authorizes a total of 75,000 shares of Company common stock for issuance to the Company's outside directors. In 1998, 1997 and 1996, the Company granted options to acquire 11,250, 11,250 and 15,000 shares of common stock to certain outside directors. The exercise prices of the options approximated the fair market value of the Company's common stock at the date of grant. At January 1, 1999, options to purchase 37,500 shares were exercisable. Total options outstanding were 37,500 at January 1, 1999 with a weighted average remaining contractual life of
8.4 years, weighted average exercise price of $10.87 and a range of exercise prices from $9.50 to $11.625.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for options that are issued with exercise prices that approximate the fair market value of the Company's Common Stock on the date of grant. Had compensation expense for the Company's stock option plans for awards in 1998, 1997, and 1996 been determined under SFAS No. 123, Accounting for Stock-Based Compensation, based on the fair market value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:


                                             1998           1997           1996
                                      -----------   ------------   ------------
Net income - as reported              $ 9,296,000   $ 11,375,000   $ 15,246,000
Net income - pro forma                $ 8,656,000   $ 10,783,000   $ 14,993,000
As reported - net income per share:
                  Basic               $      0.69   $       0.76   $       1.01
                  Diluted             $      0.68   $       0.75   $       1.00
Pro forma- net income per share:
                  Basic               $      0.64   $       0.72   $       0.99
                  Diluted             $      0.63   $       0.71   $       0.98

         The following table summarizes the changes in the number of shares under option pursuant to the plans described above:

                                             Weighted              Weighted               Weighted
                                              Average               Average                Average
                                 January 1,  Exercise  January 2,   Exercise  January 3,  Exercise
                                       1999     Price        1998      Price        1997     Price
                                 ----------  --------  ----------   --------  ----------  --------
Outstanding at beginning of year    516,714    $ 7.75     339,763     $ 7.45     285,032    $ 6.91
Granted                             738,814      6.59     203,450       8.14     108,909      7.58
Exercised                           (65,464)     6.99     (26,154)      6.93     (51,599)     6.93
Forfeited                          (591,100)     7.78        (345)      6.93      (2,579)     6.93
                                    -------    ------     -------     ------     -------    ------
Outstanding at end of year          598,964      5.83     516,714       7.75     339,763      7.45
                                    =======    ======     =======     ======     =======    ======
Exercisable at end of year          521,280    $ 5.88     399,998     $ 7.33     194,931    $ 7.28
Weighted average  fair value of
 options granted                               $ 2.40                 $ 4.24                $ 6.21

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                        1998    1997    1996
                                        ----    ----    ----
Dividend yield                          0.00%   0.00%   0.00%
Expected volatility                     0.40    0.39    0.42
Risk-free interest rate         4.48 to 5.61    6.28    6.09
Expected life (years)                   5.00    5.00    5.00

Vesting of the 1998 repriced options and the 17,250 options under the Directors plan grant is 500,606 options vesting immediately, 49,075 vesting equally over 3 years, and 23,133 vesting equally over 2 years. Vesting of the 1997 grants is 131,250 options vesting immediately and the remainder vesting equally over three years. Vesting of 1996 grants is 50% each year over a two-year period.

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

         The Company offers a 401(k) retirement plan to employees having completed one year of service, whereby eligible employees may contribute up to 20% of their annual compensation subject to limitations by the Internal Revenue Service. The Company may match up to 100% of the employee contributions as limited by the Internal Revenue Service. For the years ended January 1, 1999, January 2, 1998, and January 3, 1997, the Company expensed $86,000, $78,000, and $66,000, respectively, related to the plan.

9. Non-Recurring Charge:
         During fiscal year 1997, the Company recorded a $2.1 million pre-tax ($1.3 million after-tax) charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. The non-recurring charge primarily consisted of components of goodwill and estimated closing costs. Such closing costs included estimates of warranty, lease obligations and severance pay. During fiscal year 1998, the Company recorded an additional charge of $934,000 ($575,000 after tax) due to the closing of the Pennsylvania facility. The costs were related to higher than expected warranty and workers' compensation claims than estimated in fiscal year 1997. During fiscal years ended January 2, 1998 and January 3, 1997, this facility generated 1.0% and 3.3%, respectively, of the total revenues of the Company.

10. Segment and Related Information:
         The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

         The Company has three primary reportable segments: manufacturing, retail operations, and component supply. The manufacturing segment produces manufactured homes for sale to independent and company owned retail centers. The retail operations segment sells homes to retail customers which have been produced by various manufacturers including the Company's manufacturing segment. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and net income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current market prices. The Company does not allocate income taxes, interest income, interest expense and unusual items to all segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported profit or loss.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.
         The following table presents information about segment profit or loss, dollars in thousands:

                                       1998         1997         1996
                                  ---------    ---------    ---------
Revenues:
     Manufacturing                $ 244,698    $ 252,049    $ 289,578
     Retail operations               76,257       47,460        4,036
     Component supply                57,271       59,044       57,185
     Other operating segments        11,159       11,884       12,159
     Eliminations                   (82,421)     (73,628)     (56,114)
                                  ---------    ---------    ---------
Total revenues                    $ 306,964    $ 296,809    $ 306,844
                                  =========    =========    =========

Gross profit:
     Manufacturing                $  29,893    $  29,026    $  39,166
     Retail operations               22,359        9,564          762
     Component supply                 5,080        5,189        4,772
     Other operating segments         9,005       10,512        9,375
     Eliminations                   (11,043)      (8,202)     (10,428)
                                  ---------    ---------    ---------
Gross Profit                      $  55,294    $  46,089    $  43,647
                                  =========    =========    =========

Segment operating income:
  Manufacturing                   $  14,852    $  12,999    $  22,008
  Retail operations                  (1,196)         444           71
  Component supply                    3,289        3,233        2,941
  Corporate                          (1,752)         256       (1,368)
  Other operating segments              824        1,758          (51)
                                  ---------    ---------    ---------
Segment operating income             16,017       18,690       23,601
Income/expenses not
  allocated to segments:
     Interest income, net               308          265          586
     Provision for income taxes      (5,876)      (7,092)      (8,557)
     Other                           (1,153)        (488)        (384)
                                  ---------    ---------    ---------
Net income                        $   9,296    $  11,375    $  15,246
                                  =========    =========    =========

         Revenue from segments below the quantitative thresholds are attributable to three other operating segments of the Company. Those segments include a trucking business, a finance business, and a small insurance business. None of those segments has ever met any of the quantitative thresholds for determining reportable segments. The Corporate segment does not generate any revenues, but does incur certain administrative expenses.

         A summary of identifiable assets, depreciation and amortization, and capital additions for the years ended 1998, 1997, and 1996, is as follows:

                                 Identifiable  Depreciation and         Capital
                                       Assets      Amortization       Additions
                                -------------     -------------   -------------
1998:
     Manufacturing              $  35,926,000     $   2,164,000   $     941,000
     Retail operations             13,859,000           278,000       1,448,000
     Component supply               6,808,000           225,000         103,000
     Corporate                     69,268,000           544,000         749,000
     Other operating segments       1,665,000            43,000              --
     Eliminations                  (4,758,000)               --              --
                                -------------     -------------   -------------
     Consolidated               $ 122,768,000     $   3,254,000   $   3,241,000
                                -------------     -------------   -------------

1997:
     Manufacturing              $  36,499,000     $   2,113,000   $   2,222,000
     Retail operations             17,878,000           350,000       1,050,000
     Component supply               6,462,000           220,000         283,000
     Corporate                     62,776,000           350,000       2,534,000
     Other operating segments       1,923,000            64,000              --
     Eliminations                  (2,285,000)               --              --
                                -------------     -------------   -------------
     Consolidated               $ 123,253,000     $   3,097,000   $   6,089,000
                                -------------     -------------   -------------

1996:
     Manufacturing              $  39,903,000     $   1,058,000   $   4,024,000
     Retail operations             14,019,000            11,000         425,000
     Component supply               6,841,000           121,000         360,000
     Corporate                     48,921,000           495,000         692,000
     Other operating segments       5,463,000                --              --
     Eliminations                  (2,489,000)               --              --
                                -------------     -------------   -------------
     Consolidated               $ 112,658,000     $   1,685,000   $   5,501,000
                                -------------     -------------   -------------

         The reconciling items to adjust assets and capital additions are the amounts incurred for the corporate headquarters building, which is not included in segment information. None of the other adjustments are significant.

11. Related Party Transactions:
         The Company had sales to a development company affiliated with certain stockholders who were also executive officers of the Company during the years ended January 1, 1999, January 2, 1998, and January 3, 1997, which amounted to $3,000, $250,000, and $691,000, respectively. In management's opinion, transactions with the development company have been at prices and on terms no less favorable to the Company than with third parties.

12. Stockholders' equity:
         In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000. From the inception of the program to January 1, 1999, the Company has repurchased 3,000,300 shares at a cost of $26,282,000, or an average cost of $8.76 per share. The Company paid for these purchases out of available cash.

         In fiscal 1997, the Company's Board of Directors voted to increase the number of authorized shares of common stock from 20 million shares to 40 million shares. On June 4, 1996, the Board of Directors of the Company voted to approve a 3-for-2 stock split of the Company's common stock, payable in the form of a 50% stock dividend on July 13, 1996 to stockholders of record on June 19 1996. The stock split resulted in one additional share of common stock being issued for each two shares of common stock issued and outstanding on the record date. The par value of the common stock remained unchanged at $.0001 per share. Cash was paid in lieu of issuing fractional shares. All share and per share amounts have been retroactively restated to reflect this split.

13. Cumulative Effect of Change in Accounting:
         Effective January 3, 1998, the Company adopted Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-up Activities and Organization Costs. Costs of start-up activities and organization costs during the year ended January 1, 1999, have been expensed as incurred under the SOP. Adoption of this statement resulted in a charge in 1998 of $825,000 ($507,000 after tax), which is reflected as the cumulative effect of a change in accounting principle.

14. Pending Accounting Pronouncements:
         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt the provisions of SOP 98-1 in fiscal 1999 and does not believe the effect of adoption will be material to the consolidated financial statements.

15.      Summary of Unaudited Quarterly Financial Data:
         Unaudited quarterly financial information is as follows:

                                                         Quarter Ended                         Year Ended
                                  ---------------------------------------------------------  -------------
                                      April 3,        July 3,     October 2,     January 1,     January 1,
                                          1998           1998           1998           1999           1999
                                  ------------   ------------   ------------   ------------  -------------
Net revenues                      $ 75,072,000   $ 74,149,000   $ 82,120,000   $ 75,623,000  $ 306,964,000
Gross profit                        12,395,000     15,567,000     14,369,000     12,963,000     55,294,000
Provision for income taxes           1,516,000      2,241,000      1,419,000        913,000      6,089,000
Income before cumulative
  effect of accounting change        2,453,000      3,889,000      2,338,000      1,123,000      9,803,000
Net income                           2,453,000      3,889,000      2,338,000        616,000      9,296,000
Income before cumulative
    effect of accounting change
    per share:
         Basic                    $       0.18   $       0.28   $       0.18   $       0.09  $        0.73
         Diluted                  $       0.17   $       0.28   $       0.18   $       0.09  $        0.72
Weighted average number
 of common shares:
         Basic                      13,989,296     13,810,326     13,296,029     12,667,024     13,440,607
         Diluted                    14,093,491     13,943,830     13,341,276     12,707,274     13,647,216


                                                          Quarter Ended                         Year Ended
                                  ---------------------------------------------------------  -------------
                                      April 4,        July 4,     October 3,     January 2,     January 2,
                                          1997           1997           1997           1998           1998
                                  ------------   ------------   ------------   ------------  -------------
Net revenues                      $ 79,246,000   $ 76,373,000   $ 75,737,000   $ 65,453,000  $ 296,809,000
Gross profit                        12,865,000     11,556,000     12,095,000      9,573,000     46,089,000
Provision for income taxes           2,315,000      1,202,000      2,234,000      1,341,000      7,092,000
Net income                           3,783,000      1,837,000      3,606,000      2,149,000     11,375,000
Net income per share:
         Basic                    $       0.25   $       0.12   $       0.25   $       0.15  $        0.76
         Diluted                  $       0.24   $       0.12   $       0.24   $       0.15  $        0.75
Weighted average number
 of common shares:
         Basic                      15,437,801     15,352,116     14,693,233     14,529,958     15,002,006
         Diluted                    15,567,433     15,438,783     14,822,184     14,611,507     15,129,530


Report of Independent Public Accountants
Southern Energy Homes, Inc. and subsidiaries

To Southern Energy Homes, Inc.:
         We have audited the accompanying consolidated balance sheets of Southern Energy Homes, Inc. (a Delaware Corporation) and subsidiaries as of January 1, 1999 and January 2, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 1, 1999, January 2, 1998 and January 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Energy Homes, Inc. and subsidiaries as of January 1, 1999 and January 2, 1998, and the results of their operations and their cash flows for each of the years ended January 1, 1999, January 2, 1998 and January 3, 1997, in conformity with generally accepted accounting principles.

         As explained in Note 13 to the financial statements, effective January 3, 1998, the Company changed its method of accounting for the costs of start-up activities and organization costs.


                                         ARTHUR ANDERSEN LLP

Birmingham, Alabama
February 12, 1999


Statement of Management's Responsibility
Southern Energy Homes, Inc. and subsidiaries

         The consolidated financial statements and related information herein were prepared by the Company and were based on generally accepted accounting principles, appropriate in the circumstances to reflect in all material respects the consolidated financial position of the Company as of January 1, 1999 and January 2, 1998, and the consolidated results of operations and cash flows for each of the years ended January 1, 1999, January 2, 1998, and January 3, 1997. The financial information presented elsewhere in this report has been prepared in a manner consistent with the financial statement disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the text appearing under
Part I, Item 1 -- Business under the caption "Executive Officers". Information regarding compliance with Section 16(a) of the securities Exchange Act of 1934 is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a) The following documents are filed as part of this report:

         (1)  Financial Statements

         Consolidated Balance Sheets as of January 1, 1999 and January 2, 1998.

         Consolidated Statements of Operations for each of the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997.

         Consolidated Statements of Stockholders' Equity for each of the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997.

         Consolidated Statements of Cash Flows for each of the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997.

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

              10.17 Letter Agreement dated May 18, 1993 and Master Note dated
                    May 19, 1993 between the Company and AmSouth Bank, N.A. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
              10.18 Deed of Real Estate dated August 5, 1993 relating to the
                    Company's Plant No. 2 in Addison, Alabama. (Filed as Exhibit
                    10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
              10.19 Deed of Real Estate dated July 30, 1993 relating to the
                    Company's manufacturing facility in Fort Worth, Texas. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
             *10.20 Southern Energy Homes, Inc. 1996 Option Plan for
                    Non-employee Directors. (Filed as Exhibit 10.20 to the Company's Annual Report of Form 10-K for the year ended December 29, 1995).
              10.21 Agreement and Plan of Reorganization of Southern Energy
                    Homes, Inc., a Delaware Corporation, and SE Management, Inc., an Alabama Corporation, dated November 22, 1996 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10K for the year ended January 3, 1997).
             *10.22 Amended and Restated Employment Agreement with Wendell L.
                    Batchelor, dated as of June 14, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10K for the year ended January 3, 1997).
             *10.23 Amended and Restated Employment Agreement with Keith W.
                    Brown, dated as of June 14, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10K for the year ended January 3, 1997).
              10.24 Asset Purchase Agreement, dated as of December 3, 1997, by and among the Registrant, A&G, Inc. and the sole stockholder of A&G, Inc. (filed as Exhibit 10.24 to the Company's Annual Report on Form 10K for the year ended January 2, 1998).

                    The following Exhibits are filed herewith:

                2.3 Asset Purchase Agreement, dated April, 1998, by and between the Registrant, Rainbow Homes, Inc., and the sole stockholder of Rainbow Homes, Inc.
                 21 List of Subsidiaries of the Registrant.
                 23 Consent of Arthur Andersen LLP.
                 27 Financial Data Schedule.
             *  Management contract or compensatory plan or arrangement.

(b) The Company did not file a current report on form 8-K during the 4th Quarter of fiscal 1998.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SOUTHERN ENERGY HOMES, INC.
                                              Registrant


                                              By: /s/ Wendell L. Batchelor
                                                  -----------------------------
                                                  Wendell L. Batchelor
                                                  Chairman, President
                                                  and Chief Executive Officer


Date:  March 29, 1999
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                           DATE
---------                        -----                           ----

/s/ Wendell L. Batchelor         Chairman, President,            March 29, 1999
-----------------------------    Chief Executive Officer
Wendell L. Batchelor             and Director


/s/ Johnny R. Long               Executive Vice President        March 29, 1999
-----------------------------    and Director
Johnny R. Long


/s/ Keith W. Brown               Executive Vice President,       March 29, 1999
-----------------------------    Chief Financial Officer,
Keith W. Brown                   Treasurer, Secretary
                                 and Director

/s/ Keith O. Holdbrooks          Executive Vice President        March 29, 1999
-----------------------------    and Chief Operating Officer
Keith O. Holdbrooks              and Director


/s/ Paul J. Evanson              Director                        March 29, 1999
-----------------------------
Paul J. Evanson


/s/ Joseph J. Incandela          Director                        March 29, 1999
-----------------------------
Joseph J. Incandela


/s/ Jonathan O. Lee              Director                        March 29, 1999
-----------------------------
Jonathan O. Lee