Form 10-Q
period 1999-04-02
SOUTHERN ENERGY HOMES INC
filed 1999-05-12
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

         For the quarterly period ended April 2, 1999 or

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


12,132,990 shares of Common Stock, $.0001 par value, as of May 10, 1999


        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                            INDEX

                                                                    Page
PART I         FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
              April 2, 1999 and January 1, 1999                      2

          Consolidated Condensed Statements of Operations -
           Thirteen Weeks Ended April 2, 1999 and April 3, 1998      3

          Consolidated Condensed Statements of Cash Flows -
           Thirteen Weeks Ended April 2, 1999 and April 3, 1998      4

          Notes to Consolidated Condensed Financial Statements       5

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9

PART II   OTHER INFORMATION                                         13


          SIGNATURES                                                16

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Unaudited)
                                           April 2,            January 1,
                                             1999                1999
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents           $           -         $  4,261,000
   Accounts receivable (less allowance
    for doubtful accounts of $182,000
    and $166,000, respectively)           33,028,000           23,071,000
   Installment contracts receivable          165,000              211,000
   Inventories                            38,631,000           36,790,000
   Deferred tax benefits                   1,977,000            1,919,000
   Prepayments and other                   1,504,000              803,000
                                          75,305,000           67,055,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost        34,888,000           32,674,000
   Less - accumulated depreciation        10,048,000            9,354,000
                                          24,840,000           23,320,000

INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable,
    less allowance for credit losses of
    $308,000 and $295,000, respectively   11,311,000           11,130,000
   Goodwill                               15,043,000           14,995,000
   Non-compete agreements                    335,000              575,000
   Investment in joint ventures            5,146,000            4,963,000
   Other assets                              723,000              730,000
                                          32,558,000           32,393,000
                                        $132,703,000         $122,768,000


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Floor plan notes payable             $  8,548,000         $ 20,556,000
   Notes payable                          16,638,000                    -
   Current maturities of long-term debt      545,000            1,099,000
   Accounts payable                        9,765,000            4,393,000
   Accrued liabilities                    20,922,000           19,702,000
                                          56,418,000           45,750,000
LONG-TERM DEBT                             3,848,000            3,569,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
     1,000,000 shares authorized,
     none outstanding                              -                    -
   Common stock, $.0001 par value,
     40,000,000 shares authorized,
     15,638,890 issued at April 2, 1999
     and 15,638,890 shares issued at
     January 1, 1999                           2,000                2,000
   Treasury stock, at cost, 3,505,900
     shares at April 2, 1999 and
     3,000,300 shares at January 1, 1999 (29,354,000)         (26,282,000)
   Capital in excess of par               37,682,000           37,682,000
   Retained earnings                      64,107,000           62,047,000
                                          72,437,000           73,449,000
                                        $132,703,000         $122,768,000
The accompanying notes are an integral part of these consolidated condensed financial statements.


         SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)
                                           Thirteen Weeks Ended

                                          April 2,             April 3,
                                            1999                 1998

   Net revenues                         $ 73,545,000         $ 75,072,000

   Cost of sales                          60,717,000           62,677,000

           Gross profit                   12,828,000           12,395,000

   Operating Expenses:
     Selling, general and administrative   8,953,000            7,978,000
     Amortization of intangibles             192,000              163,000
                                           9,145,000            8,141,000

           Operating income                3,683,000            4,254,000

   Interest expense                          495,000              548,000
   Interest income                           102,000              263,000

           Income before income taxes      3,290,000            3,969,000


   Provision for income taxes              1,230,000            1,516,000

           Net income                   $  2,060,000         $  2,453,000

   Net income per common share:
     Basic                                    $ 0.17               $ 0.18
     Diluted                                  $ 0.17               $ 0.17

   Weighted average number of common
   shares:
      Basic                               12,307,852           13,989,296
      Diluted                             12,307,852           14,093,491




           SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                 Thirteen Weeks Ended
                                            April 2,           April 3,
                                             1999                1998
Operating activities:
   Net income                           $  2,060,000         $  2,453,000
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
       Equity income of joint ventures      (423,000)            (145,000)
       Distribution from joint ventures      240,000                    -
       Depreciation of property and
         equipment                           694,000              572,000
       Amortization of intangibles           192,000              262,000
       Provision (credit) for deferred
        income taxes                         (58,000)              66,000
       Gain on sale of property and equipment (5,000)             (12,000)
       Provision for doubtful accounts
        receivable                            18,000               17,000
       Origination of installment contracts (966,000)            (713,000)
       Provision for credit losses on
        installment contracts                159,000                    -
       Principal collected on originated
        installment contracts                672,000               37,000
       Change in assets and liabilities, net
        of effect from purchase of subsidiary:
         Inventories                      (1,841,000)          (3,235,000)
         Accounts receivable              (9,975,000)         (10,081,000)
         Prepayments and other              (694,000)            (393,000)
         Accounts payable                  5,372,000            6,453,000
         Accrued liabilities               1,220,000            2,223,000

           Net cash used in operating
            activities                    (3,335,000)          (2,496,000)

Investing activities:
   Purchase of subsidiary, net of cash
    acquired                                       -             (857,000)
   Capital expenditures                   (2,214,000)            (433,000)
   Increase in organizational and
    pre-operating costs                            -              (94,000)
   Proceeds from sale of property and
    equipment                                  5,000               12,000

           Net cash used in investing
            activities                    (2,209,000)          (1,372,000)

Financing activities:
     Purchase of treasury stock           (3,072,000)          (5,765,000)
     Net borrowings on notes payable       4,630,000            3,123,000
     Repayments on long-term debt           (275,000)            (255,000)
     Proceeds from exercise of stock options       -               10,000

           Net cash provided by (used in)
            financing activities           1,283,000           (2,887,000)

Net increase (decrease) in cash and cash
 equivalents                              (4,261,000)          (6,755,000)

Cash and cash equivalents at the
 beginning of period                       4,261,000           17,676,000

Cash and cash equivalents at the end
 of period                              $          -         $ 10,921,000

Supplemental cash flow information:
     Cash paid for interest             $    498,000         $    670,000
     Cash paid for income taxes         $    461,000         $    236,000

       The accompanying notes are an integral part of these consolidated condensed financial statements.

           SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 1, 1999, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of April 2, 1999, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information set forth therein. Results of operations for the interim 1999 period areis not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1999.

2.  RECLASSIFICATIONS
In the second quarter of 1998, the Company reclassified several accounts. Prior period amounts have been reclassified to conform with the 1999 presentation. There was no effect on net income or stockholder's equity as a result of these reclassifications.

3.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                         April 2,        January 1,
                                          1999             1999
                                               (Unaudited)

                      Raw materials     $11,179,000     $10,938,000
                      Work in progress    1,137,000       1,166,000
                      Finished goods     26,315,000      24,686,000
                                        $38,631,000     $36,790,000


4.  EARNINGS PER SHARE:

The EPS results are as follows:


                                    Shares Available
                                           to Common
                        Net Income      Shareholders     Earnings Per Share

     April 2, 1999
        Basic           $2,060,000        12,307,852             $0.17
        Dilutive effect
         of options
         issued                  -                 -                 -
        Diluted         $2,060,000        12,307,852             $0.17

     April 3, 1998
        Basic           $2,453,000        13,989,296             $0.18
        Dilutive effect
         of options
         issued                  -           104,195             (0.01)
        Diluted         $2,453,000        14,093,491             $0.17



Options outstanding of 598,964 for the quarter ended April 2, 1999 were not included in the table above as they were antidilutive.


5.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions, which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $92 million as of April 2, 1999. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements of the Company.

6.  LEGAL PROCEEDINGS:
The Company entered into a contract with Gesellschoft fur
Bauen Und Wohen Hannover MbH ("GBH"), a German housing authority, which provided for the construction of two modular home projects though GBH chose a local company to complete the second project. GBH originally indicated that the first project was completed satisfactorily, but subsequently asserted warranty claims against the Company. GBH is withholding monies due the Company from the first project and the Company disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit, but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January, 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The
Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of The National Manufactured Housing Construction and Safety Standards Act of 1974. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions.

The Company has been named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation, and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages has not been specified. The Company believes the claims are without merit and plans to vigorously defend itself against these claims. However, the outcome of the litigation cannot be predicted and such outcome could have a material adverse effect on the Company.

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

7.  TREASURY STOCK REPURCHASE
In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000. From the inception of the program to April 2, 1999, the Company has repurchased 3,505,900 shares at a cost of $29,354,388, or an average cost of $8.37 per share.
During the first quarter of 1999, the Company repurchased 505,600 shares at a cost of $3,072,350, or an average cost of $6.08 per share. The Company paid for these repurchases out of available cash.


8.  SEGMENT AND RELATED INFORMATION
The Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 131, Disclosures about Segments of an
Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and net income.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current market prices. The Company does not allocate income taxes, interest income, interest expense and unusual items to all segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported profit or loss. There has been no change in the Company's basis of segmentation between January 1, 1999 and April 2, 1999. For segment purposes, there has been no material change in total assets between January 1, 1999 and April 2, 1999.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The following table presents information about segment profit or loss, dollars in thousands:


                                  April 2, 1999     April 3, 1998

     Revenues:
        Manufacturing               $61,641         $62,095
        Retail operations            17,423          15,950
        Component supply             14,089          15,483
        Other operating segments        880             296
        Eliminations                (20,488)        (18,752)
           Total revenues           $73,545         $75,072

     Gross profit:
        Manufacturing              $  7,071        $  6,638
        Retail operations             5,098           4,823
        Component supply              1,162           1,510
        Other operating segments       (196)           (176)
        Eliminations                   (307)           (400)
           Gross profit             $12,828         $12,395


     Segment operating income:
        Manufacturing               $  3,618       $  3,154
        Retail operations               (379)           644
        Component supply                 725          1,014
        Corporate                       (147)          (442)
        Other operating segments        (134)          (116)
                                       3,683          4,254
        Income/expenses not allocated
         to segments:
           Interest income, net         (393)          (285)
           Provision for income taxes (1,230)        (1,516)
     Net income                     $  2,060       $  2,453


Revenue from segments below the quantitative thresholds are attributable to three other operating segments of the Company. Those segments include a trucking business, a finance business, and a small insurance business. None of those segments has ever met any of the quantitative thresholds for determining reportable segments. The
Corporate segment does not generate any revenues, but does incur certain administrative elements.

Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Thirteen weeks ended April 2, 1999 as compared with thirteen weeks ended April 3, 1998.

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the quarter ended April 2, 1999 were $73.5 million, compared with $75.1 million for the comparable prior period, a decrease of 2.1%.

Net revenues from the wholesale sale of manufactured homes were $61.6 million (including intersegment revenues of $9.2 million) for the quarter ended April 2, 1999, as compared with $62.1 million (including intersegment revenues of $6.7 million) for the prior year period, a decrease of 0.8%. The decline in revenues was attributable to a decline in the average wholesale price per home shipped, offset slightly by an increase in the number of homes shipped. Total homes shipped in the quarter ended April 2, 1999 was 2,283, up 0.4% from the number of homes shipped in the prior year period. The average wholesale price per home in 1999 was $27,000, as compared with $27,306 in 1998, a decline of 1.1%.

Net revenues from the retail sale of manufactured homes were $17.4 million for the quarter ended April 2, 1999, as compared with $17.0 million for the prior year period, an increase of 2.4%. Total retail homes sold in the quarter ended April 2, 1999 was 466, up 2.9% from the number of homes sold in the prior year period. The increase in retail revenues was attributable to an increase in retail homes sold, offset by a slight decline in the average retail price per home sold during the quarter ended April 2, 1999.

Net revenues from the component supply segment were $14.1 million (including intersegment revenues of $11.3 million) for the quarter ended April 2, 1999, as compared with $15.5 million (including intersegment revenues of $12.1 million) for the prior year period, a decrease of 9.0%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment.

Revenues from the retail finance subsidiary were $331,000 for the quarter ended April 2, 1999, as compared with $300,000 for the prior year period. This increase was attributable to increased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the quarter ended April 2, 1999 was $12.8 million, or 17.4% of net revenues, as compared with $12.4 million, or 16.5% of net revenues, in the prior year period. The increase in gross profit percentage was attributable to an increase in manufacturing margins due to lower material costs, partially offset by a decline in gross profit percentage associated with the component supply segment and the retail operations segment. The decrease in the gross profit percentage for the component supply segment was due to an increase in material costs. The decrease in the gross profit percentage for the retail operations was due to an increase in the sales of used homes with lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative salaries, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $9.0 million or 12.3% of net revenues, for the quarter ended April 2, 1999, as compared with $8.0 million, or 10.6% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of revenue was attributable primarily to the higher level of selling expenses generally associated with the Company's retail operation, salary increases and the addition of new employees who were hired to staff the Company's expanded retail operations and to resolve staffing shortages.

Interest Expense

Interest expense for the quarter ended April 2, 1999 was $495,000, as compared with $548,000 for the quarter ended
April 3, 1998. The decrease in interest expense in the current quarter was a result of increased use of available cash, instead of floorplan financing, to fund the purchase of the Company's retail inventory.

Interest Income

Interest income for the quarter ended April 2, 1999 was $102,000, as compared with $263,000 for the quarter ended
April 3, 1998. The decrease in interest income reflects lower average cash and cash equivalent balances during the quarter ended April 2, 1999, due to the Company financing a portion of its retail inventory with available cash.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the quarter ended April 2, 1999 was $1.2 million, or an effective tax rate of 37.4%, compared with $1.5 million, or an effective tax rate 38.2%, for the quarter ended April 3, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

Cash Flows

During the quarter ended April 2, 1999, the Company's cash used by operations was approximately $3.3 million. Cash used by operations included origination of installment contracts of $966,000 and increased accounts receivable, inventories and prepayments of $12.5 million. These amounts were partially offset by net income of $2.1 million and increased accounts payable and accrued liabilities of $6.6 million. In addition to cash used by operating activities, other significant uses of cash included capital expenditures of $2.2 million, purchase of treasury stock of $3.1 million, and repayments of long-term debt of $275,000. Other significant sources of cash included increased borrowings on notes payable of $4.6 million.

During the quarter ended April 3, 1998, the Company's cash used by operations was approximately $2.5 million. Cash used by operations included origination of installment contracts of $713,000 and increased accounts receivable, inventories and prepayments of $13.7 million. These amounts were partially offset by net income of $2.5 million and increased accounts payable and accrued liabilities of $8.7 million. In addition to cash provided by operating activities, other significant uses of cash included purchase of subsidiary for $857,000, capital expenditures of $433,000, purchase of treasury stock of $5.8 million, and repayments of long-term debt of $255,000. Other significant sources of cash included increased borrowings on notes payable of $3.1 million.

At April 2, 1999, the Company's net working capital was $18.9 million, compared with $21.3 million at January 1 1999.
The Company had no cash at April 2, 1999. The decrease in net working capital was primarily a result of a decrease in cash and cash equivalents of $4.3 million, an increase in notes payable of $1.6 million, and an increase in accounts payable and accrued expenses of $6.6 million, partially offset by a $10 million increase in accounts receivable, a $1.8 million increase in inventories, and a $12 million decrease in floor plan notes payable. The Company also has a $25 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has $15 million in outstanding borrowings under this line at April 2, 1999.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At April 2, 1999, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $92 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish dates after the year 2000. These date code fields will need to distinguish "Year 2000" dates from earlier dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

Although the Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized systems it utilizes internally, and with regard to its products and customers, at this time, the Company's systems are not Year 2000 compliant.

During the fourth quarter of 1998, the Company commenced replacement of its current information technology system with a new system. The replacement, which is expected to be completed in mid-calendar year 1999, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software program and operating systems will cost approximately $3.3 million. The Company anticipates it will fund such expenditures through a combination of equipment leasing and available cash. The Company believes that these new programs and systems will be Year 2000 compliant.

The failure of the Company to make its systems Year 2000 compliant in a timely manner will have a material adverse effect on the Company.

The Company relies upon various vendors, utility companies, telecommunications service companies, delivery service companies, and other service providers, which are outside of
the Company's control.   The company has not yet
determined the extent to which the computer systems of such service providers are Year 2000 compliant, if at all. The failure of the Company's vendors to make their systems Year 2000 compliant in a timely manner will have a material adverse effect on the Company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its Wenco 21 joint venture to make available consumer loans; the performance of the loans held by the Company's finance subsidiary; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its expansion plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry, including the retail sale of manufactured homes; federal, state and local regulation of the Company's business; the company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
The Company entered into a contract with Gesellschoft fur Bauen Und Wohen Hannover MbH ("GBH"), a German housing authority, which provided for the construction of two modular home projects though GBH chose a local company to complete the second project. GBH originally indicated that the first project was completed satisfactorily, but subsequently asserted warranty claims against the Company. GBH is withholding monies due it from the first project and disputes its liability for the warranty claims on the first project and the extra costs on the second project. GBH attempted on March 26, 1997 to draw on a Company letter of credit, but an Alabama state court issued a temporary restraining order enjoining payment on the letter of credit. In January, 1998, the Alabama Supreme Court, without ruling on the merits of whether GBH was committing fraud by drawing on the letter of credit, issued an opinion allowing GBH to draw on the letter of credit. GBH promptly drew on the Company's letter of credit in the amount of $580,000. There has not been any discovery or decision on the merits of the underlying transaction and whether the Company has a valid claim to recover the money paid under the letter of credit. After payment of the letter of credit other than potential warranty claims, management believes there is no other material exposure to the Company with regard to GBH. At this time there is no activity of any kind by GBH to assert any claims against the Company.

On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions.

The Company has been named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation, and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages has not been specified. The Company believes the claims are without merit and plans to vigorously defend itself against these claims. However, the outcome of the litigation cannot be predicted and such outcome could have a material adverse effect on the Company.

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

Item 2.   Changes in Securities and Use of Proceeds
              "Not applicable"

Item 3.   Defaults upon Senior Securities
              "Not applicable"

Item 4.   Submission of Matters to a Vote of Security Holders
              "Not applicable"

Item 5.   Other Information
              "Not applicable"

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
          The following Exhibits are incorporated herein by reference
            (except as otherwise noted).
       4.1  Certificate of incorporation of the Company, as amended
            (filed as Exhibit 3.1 to the Registration Statement on Form S-
            3, Registration No. 333-32933.)
       4.2  By-Laws of the Company. (Filed as Exhibit 3.2 to the
            Registration Statement on Form S-1, Registration No. 33-
            57420.)
       4.1  Specimen of Stock Certificate. (Filed as Exhibit 4.1 to
            the Registration Statement on Form S-1, Registration No. 33-
            57420.)
       4.2  Southern Development Council, Inc. Promissory Note.
            (Filed as Exhibit 4.10 to the Registration Statement on Form
            S-1, Registration No. 33-57420.)
       4.3  Stockholders' Agreement, dated as of June 8, 1989
            (Filed as Exhibit 4.12 to the Registration Statement on Form
            S-1, Registration No. 33-57420.)
       4.4  Form of First Amendment to Stockholders' Agreement,
            dated as of January 13, 1993.  (Filed as Exhibit 4.13 to the
            Registration Statement on Form S-1, Registration No. 33-
            57420.)
      10.1  Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989.  (Filed as Exhibit 10.1 to the Registration
            Statement on Form S-1, Registration No. 33-57420.)
      10.2  Employment Agreement with Keith Brown, dated as of June
            8, 1989.  (Filed as Exhibit 10.2 to the Registration
            Statement on Form S-1, Registration No. 33-57420.)
      10.3  Employment Agreement with Johnny R. Long, dated as of
            June 8, 1989.  (Filed as Exhibit 10.3 to the Registration
            Statement on Form S-1, Registration No. 33-57420.)
      10.4  Southern Energy Homes, Inc. 1993 Stock Option Plan.
            (Filed as Exhibit 10.4 to the Registration Statement on Form
            S-1, Registration No. 33-57420.)
      10.5  Form of Southern Energy Homes, Inc. 401(k) Retirement
            Plan. (Filed as Exhibit 10.5 to the Registration Statement on
            Form S-1, Registration No. 33-57420.)
      10.6  Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes,
            Inc. (Filed as Exhibit 10.14 to the Registration Statement on
            Form S-1, Registration No. 33-57420.)
      10.7  Southern Development Council, Inc. Loan Commitment
            Agreement. (Filed as Exhibit 10.15 to the Registration
            Statement on Form S-1, Registration No. 33-57420.)
      10.8  Lease Agreement by and between Hillard Brannon and
            Southern Energy Homes, Inc., dated July 30, 1992. (Filed as
            Exhibit 10.16 to the Registration Statement on Form S-1,
            Registration No. 33-57420.)
      10.9  Lease Agreement by and between Hillard Brannon and
            Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1,
            Registration No. 33-57420.)
      10.10 Lease Agreement by and between Robert Lowell
            Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean
            Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams
            as Landlord, and Southern Energy Homes, Inc., dated as of
            November 20, 1985. (Filed as Exhibit 10.23 to the
            Registration Statement on Form S-1, Registration No. 33-
            57420.)
      10.11 Agreement and Plan of Merger of Southern Energy
            Homes, Inc., a Delaware corporation, and Southern Energy
            Homes, Inc., an Alabama corporation, dated as of January 15,
            1993. (Filed as Exhibit 10.25 to the Registration Statement
            on Form S-1, Registration No. 33-57420.)
      10.12 Certificate of Merger Merging of Southern Energy
            Homes, Inc., an Alabama corporation, with and into Southern
            Energy Homes, Inc., a Delaware corporation, dated as of
            January 19, 1993. (Filed as Exhibit 10.26 to the Registration
            Statement on Form S-1, Registration No. 33-57420.)
      10.13 Assignment of Lease and Rights dated June 29, 1993
            between B.B.H.L.P Partnership and Southern Energy Homes, Inc.
            (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q
            for the quarter ended July 2, 1993, File No. 0-21204.)
      10.14 Lease Agreement dated as of June 1, 1984 between
            the Industrial Development Board of the town of Addison,
            Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.2 to
            the Quarterly Report on Form 10-Q for the quarter ended July
            2, 1993, File No. 0-21204.)
      10.15 Agreement Of Lease and Rights dated June 19, 1993
            between B.B.H.L.P and Southern Energy Homes, Inc. (Filed as
            Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
            quarter ended July 2, 1993, File No. 0-21204.)
      10.16 Lease Agreement dated as of December 1,1986 between
            the Industrial Development Board of the town of Addison,
            Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.4 to
            the Quarterly Report on Form 10-Q for the quarter ended July
            2, 1993, File No. 0-21204.)
      10.17 Letter Agreement dated May 18, 1993 and Master Note
            dated May 19, 1993 between the Company and AmSouth Bank, N.A.
            (Filed as Exhibit 10.27 to the Registration Statement on Form
            S-1, Registration No. 33-68954.)
      10.18 Deed of Real Estate dated August 5, 1993 relating
            to the Company's Plant No. 2 in Addison, Alabama. (Filed as
            Exhibit 10.27 to the Registration Statement on Form S-1,
            Registration No. 33-68954.)
      10.19 Deed of Real Estate dated July 30, 1993 relating to
            the Company's manufacturing facility in Fort Worth, Texas.
            (Filed as Exhibit 10.27 to the Registration Statement on Form
            S-1, Registration No. 33-68954.)
      10.20 Southern Energy Homes, Inc.1996 Option Plan for Non-
            employee Directors. (Filed as Exhibit 10.20 to the Company's
            Annual Report on Form 10-K for the year ended December 29,
            1995.)
      10.21 Agreement and Plan of Reorganization of Southern
            Energy Homes, Inc. a Delaware Corporation, and SE Management,
            Inc. an Alabama Corporation, dated November 22, 1996.
      10.22 Amended and Restated Employment Agreement with
            Wendell L. Batchelor, dated as of June 14, 1996.
      10.23 Amended and Restated Employment Agreement with
            Keith W. Brown, dated as of June 14, 1996.
      10.24 Asset Purchase Agreement, dated as of December 3,
            1997, by and among the Registrant, A&G, Inc. and the sole
            stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the
            Company's Annual Report on Form 10-K for the year ended
            January 2, 1998.)
      10.25 Asset Purchase Agreement, dated as of April 3,
            1998, by and among Southern Energy S. C. Retail Corp.,
            Rainbow Homes, Inc. and the sole stockholder of Rainbow
            Homes, Inc. (Filed as Exhibit 10.25 to the Company's
            quarterly Report on Form 10-Q for the quarter ended
            October 2, 1998.)
      27    Financial Data Schedule.**

     (b)  Reports on Form 8-K      None
     **Filed herewith

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              SOUTHERN ENERGY HOMES, INC.


Date: May 10, 1999                      By:   /s/ Wendell L. Batchelor
                                        Wendell L. Batchelor, Chairman,
                                        President and Chief Executive
                                        Officer




Date: May 10, 1999                      By:   /s/ Keith W. Brown
                                        Keith W. Brown, Executive Vice
                                        President, Chief Financial Officer,
                                        Treasurer and Secretary