Form 10-Q
period 1999-07-02
SOUTHERN ENERGY HOMES INC
filed 1999-08-13
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 2, 1999 or

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


12,132,990 shares of Common Stock, $.0001 par value, as of August
                            13, 1999


        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                            INDEX

                                                       Page
PART I         FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
              July 2, 1999 and January 1, 1999            2

          Consolidated Condensed Statements of
              Operations - Thirteen Weeks Ended July 2,
              1999 and July 3, 1998 and Twenty-six Weeks
              Ended July 2, 1999 and July 3, 1998         3

          Consolidated Condensed Statements of Cash
              Flows - Twenty-six Weeks Ended July 2,
              1999 and July 3, 1998                       4

          Notes to Consolidated Condensed Financial
              Statements                                  5

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  9

PART II   OTHER INFORMATION                              13

          SIGNATURES                                     16


I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Unaudited)
                                          July 2,           January 1,
                                             1999                 1999
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents          $ 1,282,000          $ 4,261,000
   Accounts receivable (less allowance
   for doubtful accounts of $197,000
   and $166,000, respectively)         31,579,000           23,071,000
   Installment contracts receivable       165,000              211,000
   Inventories                         40,172,000           36,790,000
   Deferred tax benefits                1,848,000            1,919,000
   Prepayments and other                1,330,000              803,000
                                       76,376,000           67,055,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost     35,501,000           32,674,000
   Less - accumulated depreciation     10,688,000            9,354,000
                                       24,813,000           23,320,000

INTANGIBLES AND OTHER ASSETS
   Installment contracts receivable,
    less allowance for credit
   Losses of $308,000 and $295,000,
    respectively                       11,665,000           11,130,000
   Goodwill                            14,402,000           14,995,000
   Non-compete agreements                 294,000              575,000
   Investment in joint ventures         5,756,000            4,963,000
   Other assets                           723,000              730,000
                                       32,840,000           32,393,000
                                     $134,029,000         $122,768,000


             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Floor plan notes payable          $  7,318,000         $ 20,556,000
   Notes payable                       20,000,000                    -
   Current maturities of long-term debt   544,000            1,099,000
   Accounts payable                     9,676,000            4,393,000
   Accrued liabilities                 18,833,000           19,702,000
                                       56,371,000           45,750,000
LONG-TERM DEBT                          3,572,000            3,569,000


STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
    1,000,000 shares authorized,
      None outstanding                          -                    -
   Common stock, $.0001 par value,
    40,000,000 shares authorized,
    15,638,890 issued at July 2, 1999
    and at January 1, 1999                  2,000                2,000
   Treasury stock, at cost, 3,505,900
    shares at July 2, 1999 and 3,000,300
    shares at January 1, 1999         (29,354,000)         (26,282,000)
   Capital in excess of par            37,682,000           37,682,000
   Retained earnings                   65,756,000           62,047,000
                                       74,086,000           73,449,000
                                     $134,029,000         $122,768,000
The accompanying notes are an integral part of these consolidated condensed financial statements.


        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)
                        Thirteen Weeks Ended         Twenty-six Weeks Ended
                         July 2,       July 3,        July 2,        July 3,
                            1999          1998           1999           1998

Net revenues         $69,750,000   $74,149,000   $143,296,000   $149,221,000

Cost of sales         57,997,000    58,582,000    118,714,000    121,259,000

  Gross profit        11,753,000    15,567,000     24,582,000     27,962,000

Operating Expenses:
  Selling, general
  and adminstrative    8,531,000     8,887,000     17,581,000     16,865,000
  Amortization of
  intangibles             96,000       147,000        193,000        310,000
                       8,627,000     9,034,000     17,774,000     17,175,000

  Operating income     3,126,000     6,533,000      6,808,000     10,787,000

Interest expense         515,000       635,000      1,009,000      1,182,000
Interest income           70,000       232,000        172,000        494,000

  Income before
   income taxes        2,681,000     6,130,000      5,971,000     10,099,000

Provision for income
 taxes                 1,032,000     2,241,000      2,262,000      3,757,000

  Net income         $ 1,649,000   $ 3,889,000    $ 3,709,000    $ 6,342,000

Net income per common
share:
  Basic                   $ 0.14        $ 0.28         $ 0.30         $ 0.46
  Diluted                 $ 0.14        $ 0.28         $ 0.30         $ 0.45

Weighted average number
of common shares:
  Basic               12,132,990    13,810,326     12,220,421     13,899,811
  Diluted             12,132,990    13,943,830     12,220,421     14,017,944


           SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                  Twenty-six Weeks Ended
                                               July 2,               July 3,
                                                  1999                  1998
Operating activities:
   Net income                               $ 3,709,000           $6,342,000
   Adjustments to reconcile net income to
   net cash used in operating activities:
     Equity income of joint ventures           (945,000)            (382,000)
     Distribution from joint ventures           240,000                    -
     Depreciation of property and equipment   1,334,000            1,203,000
     Amortization of intangibles                367,000              502,000
     Provision (credit) for deferred
      income taxes                               71,000              438,000
    (Gain) loss on sale of property and
      equipment                                   6,000              (30,000)
     Provision for doubtful accounts
      receivable                                 36,000               38,000
     Origination of installment contracts    (1,524,000)          (1,793,000)
     Provision for credit losses on
      installment contracts                     165,000                    -
     Principal collected on originated
      installment contracts                     871,000              384,000
    Change in assets and liabilities, net
      of effect from purchase of subsidiary:
       Inventories                           (3,382,000)          (3,819,000)
       Accounts receivable                   (8,544,000)            (960,000)
       Prepayments and other                   (527,000)            (292,000)
       Other assets                               6,000              (24,000)
       Accounts payable                       5,283,000            2,277,000
       Accrued liabilities                     (869,000)          (1,532,000)

       Net cash used in operating activities (3,703,000)           2,352,000

Investing activities:
   Purchase of subsidiary, net of cash
    acquired                                          -           (5,561,000)
   Capital expenditures                      (2,916,000)          (1,031,000)
   Investments in joint ventures                (88,000)                   -
   Increase in organizational and pre-
    operating costs                                   -             (415,000)
   Proceeds from sale of property and
    equipment                                     6,000               30,000
   Sale of Retail Centers                       584,000

   Net cash used in investing activities     (2,414,000)          (6,977,000)

Financing activities:
  Purchase of treasury stock                 (3,072,000)          (8,363,000)
  Net borrowings on notes payable             6,762,000            5,780,000
  Repayments on long-term debt                 (552,000)            (528,000)
  Proceeds from exercise of stock options             -              417,000

   Net cash provided by (used in)
    financing activities                      3,138,000           (2,694,000)

Net increase (decrease) in cash and cash
  equivalents                                (2,979,000)          (7,319,000)

Cash and cash equivalents at the beginning
  of period                                   4,261,000           17,676,000

Cash and cash equivalents at the end of
  period                                     $1,282,000          $10,357,000

Supplemental cash flow information:
     Cash paid for interest                  $1,009,000          $ 1,148,000
     Cash paid for income taxes              $3,207,000          $ 3,636,000
The accompanying notes are an integral part of these consolidated condensed financial statements.


        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 1, 1999, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of July 2, 1999, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information set forth therein. Results of operations for the interim 1999 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1999.

2.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                     July 2,      January 1,
                                        1999            1999
                                          (Unaudited)

                Raw materials    $10,495,000     $10,938,000
                Work in progress   1,163,000       1,166,000
                Finished goods    28,514,000      24,686,000
                                 $40,172,000     $36,790,000

3.  EARNINGS PER SHARE:

The EPS results are as follows:


                                      Shares Available
                                             to Common
                         Net Income       Shareholders     Earning Per Share

  Thirteen Weeks Ended
     July 2, 1999
        Basic           $1,649,000         12,132,990            $0.14
        Dilutive effect
         of options
         issued                  -                  -                -
        Diluted         $1,649,000         12,132,990            $0.14


     July 3, 1998
        Basic           $3,889,000         13,810,326            $0.28
        Dilutive effect
         of options
         issued                  -            133,504                -
        Diluted         $3,889,000         13,943,830            $0.28





                                      Shares Available
                                             to Common
                         Net Income       Shareholders      Earning Per Share

 Twenty-six Weeks Ended
     July 2, 1999
        Basic            $3,709,000         12,220,421              $0.30
        Dilutive effect
         of options
         issued                   -                  -                  -
        Diluted          $3,709,000         12,220,421              $0.30


     July 3, 1998
        Basic            $6,342,000         13,899,811              $0.46
        Dilutive effect
         of options
         issued                   -            118,133              (0.01)
        Diluted          $6,342,000         14,017,944              $0.45




Options outstanding of 533,281 for the twenty-six weeks and thirteen weeks ended July 2, 1999 were not included in the tables above as they were antidilutive.

4.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions, which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately $89 million as of July 2, 1999. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements of the Company.

5.  LEGAL PROCEEDINGS:
On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of The National Manufactured Housing Construction and Safety Standards Act of 1974. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions.

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

6.  TREASURY STOCK REPURCHASE
In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000. From the inception of the program to July 2, 1999, the Company has repurchased 3,505,900 shares at a cost of $29,354,388, or an average cost of $8.37 per share.
During the first quarter of 1999, the Company repurchased 505,600 shares at a cost of $3,072,350, or an average cost of $6.08 per share. The Company paid for these repurchases out of available cash. No shares were repurchased during the second quarter of 1999.

7.  SEGMENT AND RELATED INFORMATION
The Company has three primary reportable segments: manufacturing, retail operations, and component supply. The manufacturing segment produces manufactured homes for sale to independent and company owned retail centers. The retail operations segment sells homes to retail customers which have been produced by various manufacturers including the Company's manufacturing segment. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and net income.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current market prices. The Company does not allocate income taxes, interest income, interest expense and unusual items to all segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported profit or loss. There has been no change in the Company's basis of segmentation between January 1, 1999 and July 2, 1999. For segment purposes, there has been no material change in total assets between January 1, 1999 and July 2, 1999.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The following table presents information about segment profit or loss, dollars in thousands:

                         Thirteen Weeks Ended     Twenty-six Weeks Ended
                           July 2,     July 3,        July 2,     July 3,
                              1999        1998           1999        1998

     Revenues:
        Manufacturing      $57,895     $59,493       $119,536    $121,588
        Retail operations   16,510      20,760         33,933      36,710
        Component supply    14,561      14,177         28,650      29,660
        Other operating
         segments              305         355            636         651
        Eliminations       (19,521)    (20,636)       (39,459)    (39,388)
         Total revenues    $69,750     $74,149       $143,296    $149,221


     Gross profit:
        Manufacturing      $ 6,005     $ 8,358       $ 13,076   $ 14,996
        Retail operations    4,715       5,955          9,813     10,778
        Component supply     1,161       1,340          2,323      2,850
        Other operating
         segments             (250)        (84)          (444)      (261)
        Eliminations           122          (2)          (186)      (401)
         Gross profit      $11,753     $15,567        $24,582    $27,962


                           Thirteen Weeks Ended    Twenty-six Weeks Ended
                           July 2,     July 3,        July 2,    July 3,
                              1999        1998           1999       1998

     Segment operating income:
        Manufacturing     $  2,280    $  4,845       $  5,898   $  7,999
        Retail operations     (535)        245           (914)       889
        Component supply       745         901          1,470      1,915
        Corporate              200        (226)            53       (668)
        Other operating
         segments              436         768            301        652
                             3,126       6,533          6,808     10,787

     Income/expenses
     not allocated to segments:
       Interest income,net    (445)       (403)          (837)      (688)
       Provision for income
        taxes               (1,032)     (2,241)        (2,262)    (3,757)
     Net income            $ 1,649     $ 3,889        $ 3,709    $ 6,342

Revenue from segments below the quantitative thresholds is attributable to three other operating segments of the Company. Those segments include a trucking business, a finance business, and a small insurance business. None of those segments has ever met any of the quantitative thresholds for determining reportable segments. The
Corporate segment does not generate any revenues, but does incur certain administrative elements.

8.SUBSEQUENT EVENT
Subsequent to July 2, 1999, management decided to close the Company's manufactured housing facility located in North Carolina. The decision was based primarily on changes in local market conditions and operating results of the facility. In connection with the decision, the Company will incur losses on the impairment of the facility's assets and accrue certain other expenses related to the closure. These impairment losses and other expenses will approximate $6.0 million, pre-tax ($3.7 after-tax). During the twenty-six weeks ended July 2, 1999, and July 3, 1998, this facility generated 4.4% and 6.8%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was a pre-tax loss of $1.3 million ($800,000 after-tax) and a pre-tax profit of $245,000 ($150,000 after-tax) during the twenty-six weeks ended July 2, 1999, and July 3, 1998, respectively.


Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Twenty-six weeks and thirteen weeks ended July 2, 1999 as compared with twenty-six weeks and thirteen weeks ended July
3, 1998.

Net Revenues

Total net revenues (gross sales less volume discounts, returns and allowances) for the twenty-six weeks ended July 2, 1999 were $143.3 million, as compared with $149.2 million in the prior year period. For the thirteen weeks ended July 2, 1999, total net revenues were $69.8 million, as compared with $74.1 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes were $119.5 million (including intersegment revenues of $17.9 million) for the twenty-six weeks ended July 2, 1999, as compared with $121.6 million (including intersegment revenues of $15.3 million) for the prior year period, a decrease of 1.7%. The decline in revenues was attributable to a decline in the average wholesale price per home shipped, offset slightly by an increase in the number of homes shipped.
Total homes shipped for the twenty-six weeks ended July 2, 1999 was 4,466, up 0.5% from the number of homes shipped in the prior year period. The average wholesale price per home for the twenty-six weeks ended July 2, 1999 was $26,765, as compared with $27,366 in the prior year period, a decline of 2.2%. For the thirteen weeks ended July 2, 1999, net revenues from the wholesale sale of manufactured homes were $57.9 million (including intersegment revenues of $8.7million), as compared with $59.5 million (including intersegment revenues of $8.7 million) for the prior year period, a decrease of 2.7%. The decline in revenues was attributable to a decline in the average wholesale price per home shipped, offset slightly by an increase in the number of homes shipped.
Total homes shipped for the thirteen weeks ended July 2, 1999 was 2,183, up 0.6% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended July 2, 1999 was $26,521, as compared with $27,429 in the prior year period, a decline of 3.3%.


Net revenues from the retail sale of manufactured homes were $33.9 million for the twenty-six weeks ended July 2, 1999, as compared with $36.7 million for the prior year period, a decrease of 7.6%. Total retail homes sold for the twenty-six weeks ended July 2, 1999 was 928, down 10.6% from the number of homes sold in the prior year period. The decline in retail revenues was attributable to a decrease in retail homes sold, offset by a slight increase in the average retail price per new homes sold during the twenty-six weeks ended July 2, 1999. For the thirteen weeks ended July 2, 1999, net revenues from the retail sale of manufactured homes were $16.5 million, as compared with $20.8 million for the prior year period, a decrease of 20.7%. Total retail homes sold for the thirteen weeks ended July 2, 1999 was 462, down 21.0% from the number of homes sold in the prior year period. The decline in retail revenues was attributable to a decrease in retail homes sold, offset by a slight increase in the average retail price per new homes sold during the thirteen weeks ended July 2, 1999.


Net revenues from the component supply segment were $28.7 million (including intersegment revenues of $22.7 million) for the twenty-six weeks ended July 2, 1999, as compared with $29.7 million (including intersegment revenues of $23.0 million) for the prior year period, a decrease of 3.4%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment. For the thirteen weeks ended July 2, 1999, net revenues from the component supply segment were $14.6 million (including intersegment revenues of $11.3 million), as compared with $14.2 million (including intersegment revenues of $10.9 million) for the prior year period, a increase of 2.8%. The increase in supply sales was primarily attributable to an increase in intersegment sales to the manufacturing segment.


Revenues from the retail finance subsidiary were $635,000 and $305,000, respectively, for the twenty-six weeks and thirteen weeks ended July 2, 1999, as compared with revenues of $568,000 and $268,000 for the comparable prior year periods.
The increases were attributable to increased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originats and servics consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the twenty-six weeks ended July 2, 1999 was $24.6 million, or 17.2% of net revenues, as compared with $28.0 million, or 18.7% of net revenues, in the prior year period.
The decline in gross profit percentage was attributable to a competitive manufactured housing market causing a decline in margins for both manufacturing and supply segments due to the inability to pass on increased labor and material costs, and a decline in retail margins on used homes For the thirteen weeks ended July 2, 1999, gross profit was $11.8 million, or 16.9% of net revenues, as compared with $15.6 million, or 21.0% of net revenues, in the prior year period. The decline in gross profit percentage was attributable to a decline in margins for both manufacturing and supply segments due to the inability to pass on increased labor and material costs, and a decline in retail margins on used homes.


Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative salaries, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $17.6 million, or 12.3% of net revenues, during the twenty-six weeks ended July 2, 1999, as compared with $16.9 million, or 11.3% of net revenues, for the same period of the prior year. For the thirteen weeks ended July 2, 1999, selling, general and administrative expenses were $8.5 million, or 12.2% of net revenues, as compared with $8.9 million, or 12.0% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses was attributable primarily to the higher level of selling expenses generally associated with the Company's retail operation.

Interest Expense

Interest expense for the twenty-six weeks ended July 2, 1999 was $1.0 million, as compared with $1.2 million in the prior year period. For the thirteen weeks ended July 2, 1999, interest expense was $515,000, as compared with $635,000 in the prior year period. The decrease in interest expense in the current year periods was a result of increased use of available cash, instead of floor plan financing, to fund the purchase of the Company's retail inventory.

Interest Income

Interest income for the twenty-six weeks ended July 2, 1999 was $172,000, as compared with $494,000 in the comparable prior year period. For the thirteen weeks ended July 2, 1999, interest income was $70,000, as compared with $232,000
in the prior year period.   The decrease in interest income
reflects lower average cash and cash equivalent balances during the current year periods, due to the Company financing a portion of its retail inventory with available cash.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the twenty-six weeks ended July 2, 1999 was $2.3 million, or an effective tax rate of 37.9%, as compared with $3.8 million, or an effective tax rate 37.2% in the prior year period. For the thirteen weeks ended July 2, 1999, income tax expense was $1.0 million, or an effective tax rate of 38.5%, as compared with $2.2 million, or an effective tax rate of 36.6% in the prior year periods.


Sale of Retail Centers

During the second quarter, the Company sold three retail centers for an aggregate of $584,000 which approximated the book value of the three centers.

Subsequent Event

Subsequent to July 2, 1999, management decided to close the Company's manufactured housing facility located in North
Carolina. The decision was based primarily on changes in local market conditions and operating results of the facility.
In connection with the decision, the Company will incur losses on the impairment of the facility's assets and accrue certain other expenses related to the closure. These impairment losses and other expenses will approximate $6.0 million, pre-tax ($3.7 after-tax). During the twenty six weeks ended July 2, 1999 and July 3, 1998, this facility generated 4.4% and 6.8%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was a pre-tax loss of $1.3 million ($800,000 after-tax) and a pre-tax profit of $245,000 ($150,000 after-tax) during the twenty-six weeks ended July 2, 1999, and July 3, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.


Cash Flows

During the twenty-six weeks ended July 2, 1999, the Company's cash used by operations was approximately $3.2 million. Cash used by operations included origination of installment contracts of $1.5 million and increased accounts receivable, inventories and prepayments of $12.5 million. These amounts were partially offset by net income of $3.7 million and increased accounts payable of $5.3 million. In addition to cash used by operating activities, other significant uses of cash included capital expenditures of $2.8 million, purchase of treasury stock of $3.1 million, and repayments of long-term debt of $1.1 million. Other significant sources of cash included increased borrowings on notes payable of $7.3 million.

During the twenty-six weeks ended July 3, 1998, the Company's cash provided by operations was approximately $2.4 million. Cash was provided by net income of $6.3 million and increased accounts payable of $2.3 million. These amounts were partially offset by cash used in operations, which included increased accounts receivable, prepayments and other, and inventory totaling $5.1 million, a decrease in accrued liabilities of $1.5 million, and originations of installment contracts of $1.8 million. In addition to cash provided by operating activities other significant cash flow included purchase of subsidiary for $5.6 million, capital expenditures of $1.0 million, increased organizational and pre-operating expenses of $415,000, purchase of treasury stock of $8.4 million, increased borrowings on notes payable of $5.8 million, repayments of long-term debt of $528,000 and proceeds from exercise of stock options of $417,000.

At July 2, 1999, the Company's net working capital was $20.0 million, compared with $21.3 million at January 1, 1999. The decrease in net working capital was primarily a result of a decrease in cash and cash equivalents of $3.0 million, an increase in notes payable of $20.0 million, and an increase in accounts payable of $5.3 million, partially offset by a $8.5 million increase in accounts receivable, a $3.4 million increase in inventories, and a $13.2 million decrease in floor plan notes payable. The Company also has a $25 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company has $20 million in outstanding borrowings under this line at July 2, 1999.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At July 2, 1999, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $89 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices. However, in the current competitive manufactured housing market, the Company has recently been unable to pass on these increases and the Company's gross profit margins have declined.

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

During the fourth quarter of 1998, the Company commenced replacement of its current information technology system with a new system. The replacement, which is expected to be completed by the end of year 1999, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software program and operating systems will cost approximately $3.3 million. The Company anticipates it will fund such expenditures through a combination of equipment leasing and available cash. The Company believes that these new programs and systems will be Year 2000 compliant.

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

                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions.

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

Item 2.   Changes in Securities and Use of Proceeds
          "Not applicable"

Item 3.   Defaults upon Senior Securities
          "Not applicable"

Item 4.   Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on June 1, 1999. At the meeting, the stockholders elected to serve as members of the Board of Directors of the Company, the persons whose names are below. The votes were as follows:

Election of Directors:      For:                  Withheld:
Wendell L. Batchelor        7,819,790             1,461,656
Keith W. Brown              7,824,490             1,456,956
Jonathon O. Lee             7,824,190             1,457,256
Johnny R. Long              7,824,990             1,456,456
Paul J. Evanson             7,826,290             1,455,156
Joseph J. Incandela         7,824,990             1,456,456
Keith O. Holdbrooks         7,823,490             1,457,956

** - Paul J. Evanson has subsequently notified the Company in letter dated July 12, 1999 of his resignation as a director due to increasing time demands at Florida Power and Light
Company.

Item 5.   Other Information
          "Not applicable"

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits
     The following Exhibits are incorporated herein by
          reference (except as otherwise noted).
          4.1  Certificate of incorporation of the Company, as amended
               (filed as Exhibit 3.1 to the Registration Statement on Form S-
               3, Registration No. 333-32933.)
          4.2  By-Laws of the Company. (Filed as Exhibit 3.2 to the
               Registration Statement on Form S-1, Registration No. 33-
               57420.)
          4.1  Specimen of Stock Certificate. (Filed as Exhibit 4.1 to
               the Registration Statement on Form S-1, Registration No. 33-
               57420.)
          4.2  Southern Development Council, Inc. Promissory Note.
               (Filed as Exhibit 4.10 to the Registration Statement on Form
               S-1, Registration No. 33-57420.)
          4.3  Stockholders' Agreement, dated as of June 8, 1989
               (Filed as Exhibit 4.12 to the Registration Statement on Form
               S-1, Registration No. 33-57420.)
          4.4  Form of First Amendment to Stockholders' Agreement,
               dated as of January 13, 1993.  (Filed as Exhibit 4.13 to the
               Registration Statement on Form S-1, Registration No. 33-
               57420.)
          10.1 Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989.  (Filed as Exhibit 10.1 to the Registration
               Statement on Form S-1, Registration No. 33-57420.)
          10.2 Employment Agreement with Keith Brown, dated as of June
               8, 1989.  (Filed as Exhibit 10.2 to the Registration
               Statement on Form S-1, Registration No. 33-57420.)
          10.3 Employment Agreement with Johnny R. Long, dated as of
               June 8, 1989.  (Filed as Exhibit 10.3 to the Registration
               Statement on Form S-1, Registration No. 33-57420.)
          10.4 Southern Energy Homes, Inc. 1993 Stock Option Plan.
               (Filed as Exhibit 10.4 to the Registration Statement on Form
               S-1, Registration No. 33-57420.)
          10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement
               Plan. (Filed as Exhibit 10.5 to the Registration Statement on
               Form S-1, Registration No. 33-57420.)
          10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes,
               Inc. (Filed as Exhibit 10.14 to the Registration Statement on
               Form S-1, Registration No. 33-57420.)
          10.7 Southern Development Council, Inc. Loan Commitment
               Agreement. Filed as Exhibit 10.15 to the Registration
               Statement on Form S-1, Registration No. 33-57420.)
          10.8 Lease Agreement by and between Hillard Brannon and
               Southern Energy Homes, Inc., dated July 30, 1992. (Filed as
               Exhibit 10.16 to the Registration Statement on Form S-1,
               Registration No. 33-57420.)
          10.9 Lease Agreement by and between Hillard Brannon and
               Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1,
               Registration No. 33-57420.)
         10.10 Lease Agreement by and between Robert Lowell
               Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean
               Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams
               as Landlord, and Southern Energy Homes, Inc., dated as of
               November 20, 1985. (Filed as Exhibit 10.23 to the
               Registration Statement on Form S-1, Registration No. 33-
               57420.)
         10.11 Agreement and Plan of Merger of Southern Energy
               Homes, Inc., a Delaware corporation, and Southern Energy
               Homes, Inc., an Alabama corporation, dated as of January 15,
               1993. (Filed as Exhibit 10.25 to the Registration Statement
               on Form S-1, Registration No. 33-57420.)
         10.12 Certificate of Merger Merging of Southern Energy
               Homes, Inc., an Alabama corporation, with and into Southern
               Energy Homes, Inc., a Delaware corporation, dated as of
               January 19, 1993. (Filed as Exhibit 10.26 to the Registration
               Statement on Form S-1, Registration No. 33-57420.)
         10.13 Assignment of Lease and Rights dated June 29, 1993
               between B.B.H.L.P Partnership and Southern Energy Homes, Inc.
               (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q
               for the quarter ended July 2, 1993, File No. 0-21204.)
         10.14 Lease Agreement dated as of June 1, 1984 between
               the Industrial Development Board of the town of Addison,
               Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.2 to
               the Quarterly Report on Form 10-Q for the quarter ended July
               2, 1993, File No. 0-21204.)
         10.15 Agreement Of Lease and Rights dated June 19, 1993
               between B.B.H.L.P and Southern Energy Homes, Inc. (Filed as
               Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
               quarter ended July 2, 1993, File No. 0-21204.)
         10.16 Lease Agreement dated as of December 1,1986 between
               the Industrial Development Board of the town of Addison,
               Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.4 to
               the Quarterly Report on Form 10-Q for the quarter ended July
               2, 1993, File No. 0-21204.)
         10.17 Letter Agreement dated May 18, 1993 and Master Note
               dated May 19, 1993 between the Company and AmSouth Bank, N.A.
               (Filed as Exhibit 10.27 to the Registration Statement on Form
               S-1, Registration No. 33-68954.)
         10.18 Deed of Real Estate dated August 5, 1993 relating
               to the Company's Plant No. 2 in Addison, Alabama. (Filed as
               Exhibit 10.27 to the Registration Statement on Form S-1,
               Registration No. 33-68954.)
         10.19 Deed of Real Estate dated July 30, 1993 relating to
               the Company's manufacturing facility in Fort Worth, Texas.
               (Filed as Exhibit 10.27 to the Registration Statement on Form
               S-1, Registration No. 33-68954.)
         10.20 Southern Energy Homes, Inc.1996 Option Plan for Non-
               employee Directors. (Filed as Exhibit 10.20 to the Company's
               Annual Report on Form 10-K for the year ended December 29,
               1995.)
         10.21 Agreement and Plan of Reorganization of Southern
               Energy Homes, Inc. a Delaware Corporation, and SE Management,
               Inc. an Alabama Corporation, dated November 22, 1996.
         10.22 Amended and Restated Employment Agreement with
               Wendell L. Batchelor, dated as of June 14, 1996.
         10.23 Amended and Restated Employment Agreement with
               Keith W. Brown, dated as of June 14, 1996.
         10.24 Asset Purchase Agreement, dated as of December 3,
               1997, by and among the Registrant, A&G, Inc. and the sole
               stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the
               Company's Annual Report on Form 10-K for the year ended
               January 2, 1998.)
         10.25 Asset Purchase Agreement, dated as of April 3,
               1998, by and among Southern Energy S. C. Retail Corp.,
               Rainbow Homes, Inc. and the sole stockholder of Rainbow
               Homes, Inc.   (filed as Exhibit 10.25 to the Company's
               quarterly Report on Form 10-Q for the quarter ended October
               2, 1998)
         27    Financial Data Schedule.**

     (b)  Reports on Form 8-K      None
** Filed herewith

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN ENERGY HOMES, INC.


Date: August 13, 1999            By:   /s/ Wendell L. Batchelor
                                 Wendell L. Batchelor, Chairman and
                                 Chief Executive Officer


Date: August 13, 1999            By:   /s/ Keith W. Brown
                                 Keith W. Brown, Executive Vice President,
                                 Chief Financial Officer, Treasurer and
                                 Secretary