Form 10-Q
period 1999-10-01
SOUTHERN ENERGY HOMES INC
filed 1999-11-15
CIK 896397

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 1, 1999 or

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


12,132,990 shares of Common Stock, $.0001 par value, as of November 15, 1999


        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                            INDEX

                                                              Page
PART I         FINANCIAL INFORMATION:

          Condensed Consolidated Condensed Balance Sheets,
              October 1, 1999 and January 1, 1999               2

          Condensed Consolidated Statements of Operations -
              Thirteen Weeks Ended October 1, 1999
              and October 2, 1998 and Thirty-nine weeks
              Ended October 1, 1999 and October 2, 1998         3

          Condensed Consolidated Statements of Cash
              Flows - Thirty-nine Weeks Ended October 1,
              1999 and October 2, 1998                          4

          Notes to Condensed Consolidated Financial Statements  5

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations              9

PART II   OTHER INFORMATION                                    13


          SIGNATURES                                           16

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

        SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                         October 1,    January 1,
                                               1999          1999
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents              $ 3,901,000   $ 4,261,000
 Accounts receivable (less allowance
  for doubtful accounts of $216,000
  and $166,000, respectively)            28,709,000    23,071,000
 Installment contracts receivable           165,000       211,000
 Inventories                             34,766,000    36,790,000
 Deferred tax benefits                    2,468,000     1,919,000
 Prepayments and other                      948,000       803,000
                                         70,957,000    67,055,000

PROPERTY AND EQUIPMENT:
 Property and equipment, at cost         36,632,000    32,674,000
 Less - accumulated depreciation         11,346,000     9,354,000
                                         25,286,000    23,320,000

INTANGIBLES AND OTHER ASSETS
 Installment contracts receivable,
  less allowance for credit Losses of
  $227,000 and $295,000, respectively    11,674,000    11,130,000
 Goodwill                                11,437,000    14,995,000
 Non-compete agreements                     271,000       575,000
 Investment in joint ventures             5,614,000     4,963,000
 Other assets                               723,000       730,000
                                         29,719,000    32,393,000
                                       $125,962,000  $122,768,000

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Floor plan notes payable               $ 5,025,000  $ 20,556,000
 Notes payable                           20,000,000             -
 Current maturities of long-term debt       544,000     1,099,000
 Accounts payable                         8,444,000     4,393,000
 Accrued liabilities                     17,634,000    19,702,000
                                         51,647,000    45,750,000
LONG-TERM DEBT                            3,296,000     3,569,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value,
  1,000,000 shares authorized,
  None outstanding                                -             -
 Common stock, $.0001 par value,
  40,000,000 shares authorized,
  15,638,890 issued at October 1,
  1999 and at January 1, 1999                 2,000         2,000
 Treasury stock, at cost, 3,505,900
  shares at October 1, 1999 and
  3,000,300 shares at January 1, 1999  (29,354,000)  (26,282,000)
 Capital in excess of par               37,682,000    37,682,000
 Retained earnings                      62,689,000    62,047,000
                                        71,019,000    73,449,000
                                      $125,962,000  $122,768,000
The accompanying notes are an integral part of these condensed consolidated financial statements.


               SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
                       Thirteen Weeks Ended       Thirty-nine weeks Ended
                      October 1    October 2,     October 1,    October 2,
                         1999         1998          1999           1998

Net revenues         $63,856,000   $82,145,000   $207,151,000   $231,367,000

Cost of sales         53,569,000    67,777,000    172,283,000    189,036,000

    Gross profit      10,287,000    14,368,000     34,868,000     42,331,000

Operating Expenses:
  Selling, general and
    administrative     8,365,000    10,025,000     25,944,000     26,891,000
  Amortization of
    intangibles           70,000       154,000        263,000        464,000
 Non-Recurring Charge  6,387,000         -0-        6,387,000          -0-
                      14,822,000    10,179,000     32,594,000     27,355,000

  Operating income    (4,535,000)    4,189,000      2,274,000     14,976,000

Interest expense         500,000       685,000      1,510,000      1,848,000
Interest income           68,000       253,000        240,000        728,000

  Income before income
    taxes             (4,967,000)    3,757,000      1,004,000     13,856,000

Provision for income
    taxes             (1,900,000)    1,419,000        362,000      5,176,000

   Net income        $(3,067,000)  $ 2,338,000      $ 642,000    $ 8,680,000

Net income per common share:
Basic                     $(0.25)       $ 0.18          $0.05         $ 0.63
Diluted                   $(0.25)       $ 0.18          $0.05         $ 0.63

Weighted average number of common shares:
Basic                 12,132,990    13,296,029     12,191,277     13,698,468
Diluted               12,132,990    13,341,276     12,191,277     13,793,985

The accompanying notes are an integral part of these condensed consolidated financial statements


           SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                               Thirty-nine Weeks Ended
                                              October 1,         October 2,
                                                 1999              1998
Operating activities:
  Net income                                  $ 642,000         $8,680,000
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Equity income of joint ventures            (985,000)          (737,000)
    Distribution from joint ventures            640,000                  -
    Depreciation of property and equipment    1,992,000          2,133,000
    Non-recurring charge                      6,387,000                -0-
    Amortization of intangibles                 263,000            688,000
    Provision (credit) for deferred income
     taxes                                     (549,000)            (5,000)
    (Gain) loss on sale of property and
     equipment                                  (10,000)           (34,000)
    Provision for doubtful accounts receivable   55,000             58,000
    Origination of installment contracts     (2,037,000)        (1,707,000)
    Provision for credit losses on
     installment contracts                      317,000            180,000
    Principal collected on originated
     installment contracts                    1,222,000            406,000
    Change in assets and liabilities, net of effect from
     purchase of subsidiary:
      Inventories                               774,000         (2,223,000)
      Accounts receivable                    (5,693,000)        (4,415,000)
      Prepayments and other                    (180,000)          (237,000)
      Other assets                             (211,000)            (3,000)
      Accounts payable                        4,051,000          6,736,000
      Accrued liabilities                    (4,155,000)         2,203,000

       Net cash provided by
        operating activities                  2,523,000         11,723,000

Investing activities:
   Purchase of subsidiary, net of cash
    acquired                                          -         (7,187,000)
   Capital expenditures                      (3,958,000)        (1,821,000)
   Investments in joint ventures                (88,000)                 -
   Increase in organizational and pre-
    operating costs                                   -           (488,000)
   Proceeds from sale of property and
    equipment                                   594,000             34,000

       Net cash provided by
        investing activities                 (3,452,000)        (9,462,000)

Financing activities:
     Purchases of treasury stock             (3,072,000)       (13,889,000)
     Net borrowings on notes payable          4,469,000          6,891,000
     Repayments on long-term debt              (828,000)          (884,000)
     Proceeds from exercise of stock options          -            454,000

        Net cash provided by (used in)
         financing activities                   569,000         (7,428,000)

Net increase (decrease) in cash and cash
 equivalents                                   (360,000)        (5,167,000)

Cash and cash equivalents at the beginning
 of period                                    4,261,000         17,676,000

Cash and cash equivalents at the end of
 period                                      $3,901,000        $12,509,000

Supplemental cash flow information:
     Cash paid for interest                  $1,510,000         $1,882,000
     Cash paid for income taxes              $3,612,000         $3,885,000
       The accompanying notes are an integral part of these consolidated condensed financial statements.

                SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of January 1, 1999, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of October 1, 1999, have been prepared by the Company without audit, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information set forth therein. Results of operations for the interim 1999 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1999.

2.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                      October 1,      January 1,
                                            1999            1999
                                              (Unaudited)

                 Raw materials        $7,973,000     $10,938,000
                 Work in progress        802,000       1,166,000
                 Finished goods       25,991,000      24,686,000
                                     $34,766,000     $36,790,000

3.  EARNINGS PER SHARE:

The EPS results are as follows:

                                      Shares Available
                                        to Common
                      Net Income (Loss)  Shareholders  Earning (Loss) Per Share

     Thirteen Weeks
     Ended
     October 1, 1999
      Basic              $(3,067,000)     12,132,990           $(0.25)
      Dilutive effect
       of options issued           -               -                 -
      Diluted            $(3,067,000)     12,132,990           $(0.25)
     October 2, 1998
      Basic              $ 2,338,000      13,296,029            $0.18
      Dilutive effect
       of options issued           -          45,247                -
      Diluted            $ 2,338,000      13,341,276            $0.18



                                      Shares Available
                                          to Common
                          Net Income      Shareholders     Earning Per Share
     Thirty-nine Weeks
     Ended
     October 1, 1999
      Basic                 $642,000       12,191,277           $0.05
      Dilutive effect
       of options issued           -                -               -
      Diluted               $642,000       12,191,277           $0.05

     October 2, 1998
      Basic                $8,680,000      13,698,468           $0.63
      Dilutive effect of
       options issued               -          95,517               -
        Diluted            $8,680,000      13,793,985           $0.63


Options outstanding of 533,281 for the thirty-nine weeks and thirteen weeks ended October 1, 1999 were not included in the tables above as they were antidilutive.

4.  REPURCHASE AGREEMENTS:
It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions, which provide financing to independent dealers. Generally, the agreements provide for the repurchase of the manufactured homes from the financing institution in the event of repossession upon an independent dealer's default. The Company's contingent liability under such agreements is approximately
$83 million as of October 1, 1999. Losses experienced under these agreements have not been significant and, in the opinion of management, any future losses under these agreements should not have a material effect on the accompanying financial statements of the Company.

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

6.  TREASURY STOCK REPURCHASE
In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000. From the inception of the program to October 1, 1999, the Company has repurchased 3,505,900 shares at a cost of $29,354,388, or an average cost of $8.37 per share. During the first quarter of 1999, the Company repurchased 505,600 shares at a cost of $3,072,350, or an average cost of $6.08 per share. The Company paid for these repurchases out of available cash. No shares were repurchased during the second or third quarter of 1999.

7.  NORTH CAROLINA CLOSURE
On July 26, 1999, management closed the Company's manufactured housing facility located in North Carolina. The decision was based primarily on changes in local market conditions and operating results of the facility. The exit plan began when the Company discontinued production on July 26, 1999, and will include the sale of existing inventories and ultimate sale of the facility. Management expects to be substantially complete with the exit plan by December 31, 1999. In connection with the decision to close the North Carolina facility, the Company will incur losses on the impairment of the facility's assets and accrued certain other expenses related to the closure. The Company estimates that the impairment losses consisting primarily of impairment of goodwill, and other incremental expenses will approximate $6.4 million, pre-tax. Although this amount represents management's best estimate of total costs to close the facility, the actual cost could ultimately differ from this amount. The Company has recorded the exit costs as a non-recurring charge in the accompanying statement of operations. During the twenty-six weeks ended July 2, 1999 and July 3, 1998, this facility generated 4.4% and 6.8%, respectively, of the total revenues of the Company. The impact of this facility on the operating income of the Company was a pre-tax loss of $1.3 million ($800,000 after-tax) and a pre-tax profit of $245,000 ($150,000 after-tax) during the twenty-six weeks ended July 2, 1999 and July 3, 1998, respectively.

8.  SEGMENT AND RELATED INFORMATION
The Company has three primary reportable segments: manufacturing, retail operations, and component supply. The manufacturing segment produces manufactured homes for sale to independent and company owned retail centers. The retail operations segment sells to retail customers homes which have been produced by various manufacturers including the Company's manufacturing segment. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and net income.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current market prices. The Company does not allocate income taxes, interest income, and interest expense and unusual items to all segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported profit or loss. There has been no change in the Company's basis of segmentation between January 1, 1999 and October 1, 1999. For segment purposes, there has been no material change in total assets between January 1, 1999 and October 1, 1999.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The following table presents information about segment profit or loss, dollars in thousands:

                           Thirteen Weeks Ended     Thirty-nine Weeks Ended
                          October 1,   October 2,   October 1,    October 2,
                            1999         1998           1999           1998

     Revenues:
        Manufacturing     $48,868    $64,518         $168,404      $186,106
        Retail             17,758     20,584           51,691        57,295
        Component supply   11,118     15,113           39,768        44,773
        Other operating
         segments             296        207              932           858
        Eliminations      (14,184)   (18,277)         (53,644)      (57,665)
         Total revenures  $63,856    $82,145          $207,151     $231,367

     Gross profit:
        Manufacturing     $ 5,197    $ 7,763          $ 18,273     $ 22,759
        Retail operations   4,757      6,226            14,570       17,004
        Component supply      818      1,169             3,141        4,019
        Other operating
         segments            (371)      (478)             (815)        (739)
        Eliminations         (114)      (312)             (301)        (712)
           Gross profit   $10,287    $14,368           $34,868      $42,331



                        Thirteen Weeks Ended        Thirty-nine Weeks Ended
                         October 1,   October,2     October 1,    October 2,
                           1999          1998         1999           1998


     Segment operating income:
        Manufacturing    $(4,426)     $ 4,322        $ 1,472       $ 12,321
        Retail operations   (495)        (859)        (1,409)            30
        Component supply     401          727          1,871          2,642
        Corporate           (204)        (721)          (151)        (1,389)
        Other operating
         segments            189          720            491          1,372
                          (4,535)       4,189          2,274         14,976

     Income/expenses not allocated
      to segments:
       Interest income, net (432)        (432)         (1,270)        (1,120)
       Provision for income
        taxes               1900       (1,419)           (362)        (5,176)
     Net income (Loss)   $(3,067)     $ 2,338           $ 642        $ 8,680

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

Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Thirty-nine weeks and thirteen weeks ended October 1, 1999 as compared with thirty-nine weeks and thirteen weeks ended October 2, 1998.

Net Revenues

Total net revenues (gross sales less volume discounts, returns and allowances) for the thirty-nine weeks ended October 1, 1999 were $207.1 million, as compared with $231.4 million in the prior year period.
For the thirteen weeks ended October 2, 1999, total net revenues were $63.8 million, as compared with $82.1 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes
were $168.4 million (including intersegment revenues of
$23.6 million) for the thirty-nine weeks ended
October 1, 1999, as compared with $186.1 million
(including intersegment revenues of $22.6 million) for
the prior year period, a decrease of 9.5%.  The decline in
manufacturing revenue was primarily attributable to decreased demand, resulting from excessive retail inventories industry wide, and closure of the North Carolina plant in July of
1999. Total homes shipped for the thirty-nine weeks
ended October 1, 1999 was 6,256, down 7.8%
from the number of homes shipped in the prior year period.
The average wholesale price per home for the thirty-nine weeks ended October 1, 1999 was $26,919, as compared with $27,408 in the prior year period, a decline of 1.8%. For the thirteen weeks ended October 1,
1999, net revenues from the wholesale sale of manufactured
homes were $48.9 million (including intersegment
revenues of $5.7million), as compared with $64.5
million (including intersegment revenues of $7.2 million)
for the prior year period, a decrease of 24.2%.    The
decline in manufacturing revenue was primarily attributable
to decreased demand, resulting from excessive retail
inventories industry wide, and closure of the North Carolina
plant in July of 1999.    Total homes shipped for the thirteen weeks
ended October 1, 1999 was 1,790, down 23.6% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended October 1, 1999 was $27,300, as compared with $27,525 in the prior year period.


Net revenues from the retail sale of manufactured homes were $51.7 million for the thirty-nine weeks ended
October 1, 1999, as compared with $57.3 million for the prior year period, a decrease of 9.8%. Total retail homes sold for the thirty-nine weeks ended October 1, 1999 was1,397, down 16.9% from the number of homes sold in the prior year period.
The decline in retail revenues was attributable to a decrease in retail homes sold, partially offset by an slight increase in the average retail price per new homes sold during the thirty-nine weeks ended October 1, 1999. For the thirteen weeks ended October 1, 1999, net revenues from the retail sale of manufactured homes were $17.8 million, as compared with $20.6 million for the prior year period, a decrease of 13.6%. Total retail homes sold for the thirteen weeks ended October 1, 1999 was 469, down
27.1% from the number of homes sold in the prior year period. The decline in retail revenues was attributable to a decrease in retail homes sold, partially, offset by an slight increase in the average retail price per new homes sold during the thirteen weeks ended October 1, 1999.


Net revenues from the component supply segment were $39.8
million (including intersegment revenues of $31.1 million) for the thirty-nine weeks ended
October 1, 1999, as compared with $44.8 million
(including intersegment revenues of $35.1 million) for the prior year period, a decrease of 11.2%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment. For the thirteen weeks ended October 1, 1999, net revenues from the component supply segment were $11.1 million (including intersegment revenues of $8.5 million), as compared with $15.1 million (including intersegment revenues of $12.1 million) for the prior year period, a decrease of 26.5%.
The decrease in supply sales was primarily attributable to an decrease in intersegment sales to the manufacturing segment.


Revenues from the retail finance subsidiary were $932,000 and $296,000, respectively, for the thirty-nine weeks and thirteen weeks ended October 1, 1999, as compared with revenues of $858,000 and $290,000 for the comparable prior year periods. The increases were attributable to increased lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originatesd and servicesd consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, will continue to offer consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers.



Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the thirty-nine weeks ended October 1, 1999 was $34.9 million, or 16.8% of net revenues, as compared with $42.3 million, or 18.3% of net revenues, in the prior year period. The decline in gross profit percentage resulted from the Company's inability to pass on higher labor and material costs due to a competitive manufactured housing market and a decline in retail margins due to the competitive retail market.
For the thirteen weeks ended October 1, 1999, gross profit was $10.3 million, or 16.1% of net revenues, as compared with $14.4 million, or 17.5% of net revenues, in the prior year period. The decline in gross profit percentage resulted from the Company's inability to pass on increased labor and material costs, and a decline retail margins due to the competitive retail market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative salaries, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $25.9 million, or 12.5% of net revenues, during the thirty-nine weeks ended October 1, 1999, as compared with $26.9 million, or 11.6% of net revenues, for the same period of the prior year. For the thirteen weeks ended October 1, 1999, selling, general and administrative expenses were $8.4 million, or 13.1%
of net revenues, as compared with $10.0 million, or 12.2% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales were attributable primarily to a higher ratio of fixed expenses at the retail centers, partially offset by a reduction of variable selling expenses.

Interest Expense

Interest expense for the thirty-nine weeks ended
October 1, 1999 was $1.5 million, as compared with $1.8 million in the prior year period. For the thirteen weeks ended October 1, 1999, interest expense was $500,000, as compared with $685,000 in the prior year period. The decrease in interest expense in the current year periods was a result of increased use of available cash, instead of floor plan financing, to fund the purchase of the Company's retail inventory.

Interest Income

Interest income for the thirty-nine weeks ended
October 1, 1999 was $240,000, as compared with
$728,000 in the comparable prior year period. For the thirteen weeks ended October 1, 1999, interest income was $68,000, as compared with $253,000 in the prior year
period.   The decrease in interest income reflects lower
average cash and cash equivalent balances during the current year periods, due to the Company financing a portion of its retail inventory with available cash.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax expense for the thirty-nine weeks ended October 1, 1999 was $362,000 or an effective tax rate of 36.1%, as compared with $5.2 million, or an effective tax rate 37.4% in the prior year period. For the thirteen weeks ended October 1, 1999, credit provision for income tax expense was $1.9 million, or an effective tax rate of 38.2%, as compared with a provision for income tax of $1.4 million, or an effective tax rate of 37.8% in the prior year periods.


LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.


Cash Flows

During the thirty-nine weeks ended October 1, 1999, the Company's cash provided by operations was approximately $2.5 million. Cash used by operations included origination of installment contracts of $2.0 million, and increased accounts receivable of 5.7 million, and decreased accrued liabilities of $2.1 million. These amounts were partially offset by net income of $0.6 million and increased accounts payable and decreased inventory of $6.1 million. In addition to cash used by operating activities, other significant uses of cash included capital expenditures of $3.9 million, purchase of treasury stock of $3.1 million, and repayments of long-term debt of $0.8 million. Other significant sources of cash included increased borrowings on notes payable used for floor plan finance at its retail operations of $4.5 million, .as well as principal collected on its originated installment contracts of $1.2 million and sale of retail centers of $0.6 million.

During the thirty-nine weeks ended October 2, 1998, the Company's cash provided by operations was approximately $11.7 million. Cash was provided by net income of $8.7 million and increased accounts payable and accrued liabilities totaling $8.9 million. These amounts were partially offset by cash used in operations, which included increased accounts receivable, prepayments and other, and inventory totaling $6.9 million and a decrease in origination's of installment contracts of $1.7 million. Other cash flows included purchases of subsidiaries for $7.2 million, capital expenditures of $1.8 million, increased organizational and pre-operating expenses of $488,000, purchase of treasury stock of $13.9 million, increased borrowings on notes payable of $6.9 million, repayments of long-term debt of $884,000 and proceeds from exercise of stock options of $455,000.

At October 1, 1999, the Company's net working capital was $19.3 million, compared with $21.3 million at January 1, 1999. The decrease in net working capital was primarily a result of a decrease in inventory of $2.0 million increase in notes payable of $4.5 million, and an increase in accounts payable of $4.1 million, partially offset by a $5.6 million increase in accounts receivable, and a $2.1 million decrease in accrued liabilities. The Company also has a $25 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%.
The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. At October 1, 1999 the Company had $20 million in outstanding borrowings under this line which is used for floor plan finance at its retail operations.


Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At October 1, 1999, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $83 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

During the fourth quarter of 1998, the Company commenced replacement of its current information technology system with a new system. The replacement, which is expected to be completed by March 2000, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software program and operating systems will cost approximately $3.3 million. The Company anticipates it will fund such expenditures through a combination of equipment leasing and available cash. The Company believes that these new programs and systems will be Year 2000 compliant.

The failure of the Company to make its systems Year 2000 compliant in a timely manner couldwill have a material adverse effect on the Company.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results could differ materially from those projected in any forward looking statements, due to, among other factors: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its consumer finance subsidiary and Wenco 21 joint venture to make available consumer loans; the performance of the loans held by the Company's finance subsidiary; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its expansion plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry, including the retail sale of manufactured homes; federal, state and local regulation of the Company's business; the company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and  Qualitative
Disclosures about Market Risk
     "Not Applicable"

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

Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits
     The following Exhibits are incorporated herein by reference
      (except as otherwise noted).
        3.1  Certificate of incorporation of the Company, as amended
              (filed as Exhibit 3.1 to the Registration Statement on Form S-3, Registration No. 333-32933.)
        3.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420).
        4.1  Specimen of Stock Certificate. (Filed as Exhibit 4.1 to
              the Registration Statement on Form S-1, Registration No. 33-
              57420.)
        4.2  Southern Development Council, Inc. Promissory Note.
              (Filed as Exhibit 4.10 to the Registration Statement on Form S-1, Registration No. 33-57420.)
        4.3  Stockholders' Agreement, dated as of June 8, 1989
              (Filed as Exhibit 4.12 to the Registration Statement on Form
               S-1, Registration No. 33-57420.)
        4.4  Form of First Amendment to Stockholders' Agreement,
              dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.1  Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.2  Employment Agreement with Keith Brown, dated as of June
              8, 1989.  (Filed as Exhibit 10.2 to the Registration
              Statement on Form S-1, Registration No. 33-57420.)
       10.3  Employment Agreement with Johnny R. Long, dated as of
              June 8, 1989. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.4  Southern Energy Homes, Inc. 1993 Stock Option Plan.
              (Filed as Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.5  Form of Southern Energy Homes, Inc. 401(k) Retirement
              Plan. (Filed as Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.6  Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc. (Filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.7  Southern Development Council, Inc. Loan Commitment
              Agreement. Filed as Exhibit 10.15 to the Registration
              Statement on Form S-1, Registration No. 33-57420.)
       10.8  Lease Agreement by and between Hillard Brannon and
              Southern Energy Homes, Inc., dated July 30, 1992. (Filed as
              Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.9  Lease Agreement by and between Hillard Brannon and
              Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      10.10  Lease Agreement by and between Robert Lowell
              Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams
              as Landlord, and Southern Energy Homes, Inc., dated as of November 20, 1985. (Filed as Exhibit 10.23 to the
              Registration Statement on Form S-1, Registration No. 33-
              57420.)
      10.11  Agreement and Plan of Merger of Southern Energy
              Homes, Inc., a Delaware corporation, and Southern Energy
              Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit 10.25 to the Registration Statement
              on Form S-1, Registration No. 33-57420.)
      10.12  Certificate of Merger Merging of Southern Energy
              Homes, Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of
              January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      10.13  Assignment of Lease and Rights dated June 29, 1993
              between B.B.H.L.P Partnership and Southern Energy Homes, Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q
              for the quarter ended July 2, 1993, File No. 0-21204.)
      10.14  Lease Agreement dated as of June 1, 1984 between
              the Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July
              2, 1993, File No. 0-21204.)
      10.15 Agreement Of Lease and Rights dated June 19, 1993
             between B.B.H.L.P and Southern Energy Homes, Inc. (Filed as
             Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
             quarter ended July 2, 1993, File No. 0-21204.)
      10.16 Lease Agreement dated as of December 1,1986 between
             the Industrial Development Board of the town of Addison,
             Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.4 to
             the Quarterly Report on Form 10-Q for the quarter ended July
             2, 1993, File No. 0-21204.)
      10.17 Letter Agreement dated May 18, 1993 and Master Note
             dated May 19, 1993 between the Company and AmSouth Bank, N.A.
             (Filed as Exhibit 10.27 to the Registration Statement on Form
             S-1, Registration No. 33-68954.)
      10.18 Deed of Real Estate dated August 5, 1993 relating
             to the Company's Plant No. 2 in Addison, Alabama. (Filed as
             Exhibit 10.27 to the Registration Statement on Form S-1,
             Registration No. 33-68954.)
      10.19 Deed of Real Estate dated July 30, 1993 relating to
             the Company's manufacturing facility in Fort Worth, Texas.
             (Filed as Exhibit 10.27 to the Registration Statement on Form
             S-1, Registration No. 33-68954.)
      10.20 Southern Energy Homes, Inc.1996 Option Plan for Non-
             employee Directors. (Filed as Exhibit 10.20 to the Company's
             Annual Report on Form 10-K for the year ended December 29,
             1995.)
      10.21 Agreement and Plan of Reorganization of Southern
             Energy Homes, Inc. a Delaware Corporation, and SE Management,
             Inc. an Alabama Corporation, dated November 22, 1996.
      10.22 Amended and Restated Employment Agreement with
             Wendell L. Batchelor, dated as of June 14, 1996.
      10.23 Amended and Restated Employment Agreement with
             Keith W. Brown, dated as of June 14, 1996.
      10.24 Asset Purchase Agreement, dated as of December 3,
             1997, by and among the Registrant, A&G, Inc. and the sole
             stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the
             Company's Annual Report on Form 10-K for the year ended
             January 2, 1998.)
      10.25 Asset Purchase Agreement, dated as of April 3,
             1998, by and among Southern Energy S. C. Retail Corp.,
             Rainbow Homes, Inc. and the sole stockholder of Rainbow
             Homes, Inc.   (filed as Exhibit 10.25 to the Company's
             quarterly Report on Form 10-Q for the quarter ended October
             2, 1998)
      27     Financial Data Schedule.**

     (b)  Reports on Form 8-K      None
** Filed herewith

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SOUTHERN ENERGY HOMES,INC.

Date: November 15, 1999          By: /s/  Wendell L. Batchelor
                                  Wendell L. Batchelor, Chairman and Chief
                                  Executive Officer


Date: November 15, 1999          By: /s/ Keith W. Brown
                                  Keith W. Brown, Executive Vice President,
                                  Chief Financial Officer, Treasurer and
                                  Secretary