Form 10-K
period 1999-12-31
SOUTHERN ENERGY HOMES INC
filed 2000-03-30
CIK 896397

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        Securities to be registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
               N/A
-----------------------------------    -----------------------------------------
-----------------------------------    -----------------------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of March 28, 2000, was $5,735,000. The number of shares of common stock outstanding at that date was 12,132,990 shares, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
                                                           Part     Item
                                                           ----     ----
1.  Southern Energy Homes, Inc. Definitive Proxy
    Statement with respect to its
    May 23, 2000 Annual Meeting of Stockholders             III      10,11,12,13

                                     PART I

SOUTHERN ENERGY HOMES, INC.
ITEM  1.  BUSINESS

GENERAL

         Southern Energy Homes, Inc. (the "Company") is engaged in the production and retail sale of manufactured homes, the retail financing of manufactured homes and the operation of four component supply divisions. The Company produces manufactured homes sold primarily in the southeastern and southcentral United States. The Company operates seven home manufacturing facilities (six in Alabama and one in Texas) to produce homes sold in 25 states. The Company's homes are currently marketed under four brand names by 350 independent dealers at 465 independent dealer locations and 28 company-owned retail centers.

         The Company manufactures homes, which are designed as primary residences ready for immediate occupancy. The homes, most of which are customized at the Company's factories to the home buyer's specifications, are constructed by the Company in one or more sections which are transported by its own or independent trucking companies to dealer locations.

         The Company historically focused on the middle to higher priced range of the manufactured housing market, but in 1993 expanded its product line to include lower priced homes. The Company's homes range in size from 640 to 2,432 square feet and sell at retail prices ranging from $19,000 to $74,000, excluding land.

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

         The Company provides home buyers with a source of financing for homes sold by the Company. This financing is provided primarily through a retail financing joint venture. However, in limited cases, the Company finances homes through its wholly-owned finance subsidiary.

MANUFACTURED HOMES

         The Company produces a variety of single- and multi-section homes under four brand names. The Company's homes are manufactured in sections, which individually are transported to their destination. The finished homes may consist of one or more sections. Multi-section products are joined at their destination by the dealer or its contractor. The Company initially concentrated on the medium to higher priced segments of the manufactured housing market. Over the past several years, the Company has broadened its product line with lower priced homes that sell at retail for less than $25,000. The five divisions of the Company at which its homes were manufactured in 1999 and certain characteristics of the homes are as follows:


                                                                                          Retail
         Division                   Type                          Square Feet           Price Range
         -------------------------------------------------------------------------------------------------
         Southern Energy            Multi-section                 1,312-2,417       $33,800 - $74,000
         Southern LifeStyle         Single- and multi-section       640-2,432        19,000 -  59,000
         Southern Homes             Single- and multi-section       672-2,432        20,000 -  50,000
         Southern Energy Homes
          of Texas                  Single- and multi-section     1,088-2,128        20,000 -  57,500
         Southern Energy Homes
          of North Carolina*        Single- and multi-section       765-2,128        19,400 -  61,700
       *The Company closed this facility in July 1999.

         For the fiscal year ended December 31, 1999, the net revenues contributed by each of the Company's four home manufacturing divisions plus the closed North Carolina facility were as follows: Southern Energy - $38 million; Southern Life/Style - $47 million; Southern Homes - $90 million; Southern Energy Homes of Texas - $22 million; and Southern Energy Homes of North Carolina - $7 million.

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

RETAIL OPERATIONS

The Company began its retail operations in November 1996 by acquiring a group of retail companies operating in Alabama and Mississippi. In December 1997, the Company expanded its retail operations by acquiring another Retail Company with seven locations in South Carolina. During 1998, the Company added another 15 retail centers through acquisitions. At December 31, 1999, the Company had 28 retail sales centers; 10 in Alabama, six in South Carolina, six in Kentucky, two in Tennessee, two in Georgia, and two in Mississippi. Each of the 28 sales centers maintains a separate sales force. For the fiscal year ended December 31, 1999, 26% of the Company's net revenues were attributable to sales at the Company's own retail centers.

COMPONENT SUPPLY

         The Company currently operates four component supply divisions. Classic Panel Designs supplies laminated and other interior wall panels. Wind-Mar Supply provides windows, doors and countertops. Trimmasters produces wood molding and trim finishing. Unique Dinettes is a provider of wood components and dining furniture. These divisions sell products both to the Company's own manufactured housing segment and to third-party customers. For the fiscal year period ended December 31, 1999, 4% of the Company's net revenues were attributable to sales of these ancillary products to third-parties.

CONSUMER FINANCING

         Home buyers normally secure financing from third-party lenders such as banks or independent finance companies. The availability and cost of financing is important to the Company's sales and during the past year, financing has become more restrictive and some lenders have exited the market. In order to provide home buyers with an additional source of financing, the Company's wholly-owned subsidiary, Wenco Finance, Inc. ("Wenco Finance") originated and serviced consumer loans for homes manufactured by the Company during the period January 1996 through February 1997. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. With marketing support and assistance from the Company and Wenco 21, 21st Century originates and services consumer loans and assigns to Wenco 21 the net collections from those loans after deducting service fees and costs, credit loss reserves, and principal and interest payments due to third party investors or lenders. Wenco 21 is obligated to indemnify 21st Century against losses incurred in connection with the loans, other than losses incurred as a result of negligence by 21st Century. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance reduced its loan origination activities and engaged 21st Century to service its existing loan portfolio. At December 31, 1999, Wenco Finance had $11.8 million of installment contract receivables outstanding as compared with $11.3 million at January 1, 1999. The Company expects that 21st Century and Wenco 21 will market the consumer loan program through the Company's retail centers and independent dealer network. There can be no assurance that 21st Century and Wenco 21 will be able to provide significant levels of financing for home buyers, or that such financing activities will not adversely impact the Company's profitability.

HOME MANUFACTURING OPERATIONS

         The Company's homes are currently manufactured by four operating divisions using assembly line techniques at seven facilities, three of which are located in Addison, Alabama, two of which are located in Double Springs, Alabama, one of which is located in Lynn, Alabama and one of which is located in Fort Worth, Texas.

         The Company's facilities operate on a one shift per day, five days per week basis. The Company believes that these facilities have the capacity to produce a total of approximately 290 floor sections per week with minimal labor additions. The Company plans to continue to operate, like most of its competitors, on a single shift per day basis. During the fiscal year ended December 31, 1999, the Company produced an average of 229 floor sections per week. This represented a 13% decrease in floor section production from an average of 262 floor sections per week in the fiscal year ended January 1, 1999. In the fiscal year ended January 2, 1998, the Company produced an average of 275 floor sections per week. The following table sets forth the total floor sections and homes sold as well as the number of home manufacturing facilities operated by the Company for the periods indicated:

                                        Year Ended
                      ------------------------------------------------
                      December 31,        January 1,        January 2,
                             1999              1999             1998
                             ----              ----             ----
Homes                       7,641             8,891            9,165
Floor sections             11,914            13,621           14,288
Home manufacturing
  facilities(1)                 7                 9                9

(1) The Company closed one of its Addison, Alabama facilities in September 1999 and closed its North Carolina facility in July 1999.

         Each division operates as a separate strategic unit that is directed by a general manager and has its own sales force. The general manager, production managers and supervisory personnel of each division have an incentive compensation system which is directly tied to the operating profit of the division. In addition, production personnel of each division have a productivity, turnover, and injury incentive compensation system. The Company believes that these compensation systems help to focus efforts on curtailing waste and inefficiencies in the production process, keep qualified associates, maintain a safe workplace and represent a divergence from standard industry practices, which are typically designed to reward personnel on production volume criteria.

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

         The principal materials used in the production of the Company's homes include steel, aluminum, wood products, gypsum wallboard, fiberglass, insulation, carpet, vinyl floor covering, fasteners and hardware items, appliances, electrical items, windows and doors. These materials and components are readily available and are purchased by the Company from numerous sources. No supplier accounted for more than 5.1% of the Company's purchases during each of the past three fiscal years. The Company believes that the size of its purchases allows it to obtain favorable volume discounts. The Company's expenses can be significantly affected by the availability and pricing of raw materials. Sudden increases in demand for construction materials can greatly increase the costs of materials. While in the past, the Company has been able to pass along a significant portion of increased material costs, more recently the Company has had difficulties in passing on the increased costs due to competitive conditions.

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

         Substantially all production is initiated against specific orders, and the manufactured homes segment does not maintain any significant inventory of unsold completed homes. The Company's backlog of orders for manufactured homes as of March 1, 2000 was $1.0 million as compared with $1.3 million at March 1, 1999. Dealer orders are subject to cancellation prior to commencement of production for a variety of reasons, and the Company does not consider its backlog to be firm orders.

SALES NETWORK

         At December 31, 1999, the Company sold manufactured homes through approximately 350 independent dealers at approximately 465 independent dealer locations and through 28 company-owned retail centers in 25 states principally in the southeastern and southcentral United States. The Company believes that the quality of its independent dealer network has been important to the Company's performance.

         Each of the Company's four home manufacturing divisions maintains a separate sales force. At December 31, 1999, a total of 32 salespersons maintained personal contact with the Company's independent dealers. The Company markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in local media and participates in regional manufactured housing shows.

         The Company believes the close working relationship between its division management and the independent dealers they service has been an important factor in the effective distribution of the Company's products. In order to promote dealer loyalty and to enable dealers to penetrate retail markets, only one independent dealer within a given local market may distribute homes manufactured by a division of the Company. The Company does not have formal marketing agreements with its independent dealers and substantially all of the Company's independent dealers also sell homes of other manufacturers. The Company believes its relations with its independent dealers are good and the Company has experienced relatively low turnover in its established independent dealers in the past three years. In the fiscal year ended December 31, 1999, the Company's largest dealer accounted for 2.4% of net revenues and the ten largest dealers accounted for 19.2% of net revenues. In the fiscal year ended January 1, 1999, the Company's largest dealer accounted for 2.9% of net revenues, and the Company's ten largest dealers accounted for 16.1% of net revenues. In the fiscal year ended January 2, 1998, the Company's largest dealer accounted for 2.5% of net revenues and the Company's ten largest dealers accounted for 18.0% of net revenues.

         The Company began its retail operations in November 1996 by acquiring a group of retail companies doing business in Alabama and Mississippi. Since then, the Company expanded its retail operations by acquiring several other retail companies. At December 31, 1999, the Company had 28 retail sales centers; 10 in Alabama, six in South Carolina, six in Kentucky, two in Tennessee, two in Georgia, and two in Mississippi. Each of the 28 sales centers maintains a separate sales force.

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

INDEPENDENT DEALER FINANCING

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. At December 31, 1999, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $76 million. While homes that have been repurchased by the Company under floor plan financing arrangements are usually sold to other dealers and losses to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. No dealer accounted for more than 2.9% of the Company's net revenues in each of the past three fiscal years. See "-Sales Network." The Company does not view any single independent dealer as being a material customer. The Company also finances substantially all of its retail inventory through floor plan arrangements and a line of credit. Such borrowings totaled approximately $23.0 million at December 31, 1999.


COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon factors including total price to the dealer, customization to homeowners' preferences, product features, quality, warranty repair service and the terms of dealer and retail customer financing. The Company does not view any of its competitors as being dominant in the industry. However, a number of these firms are larger than the Company and possess greater manufacturing and financial resources. In addition, there are numerous firms producing manufactured homes in the southeastern and southcentral United States, many of which are in direct competition with the Company in the states where its homes are sold. Certain of the Company's competitors provide retail customers with financing from captive finance subsidiaries. While the Company has formed its Wenco 21 joint venture to provide consumer financing to customers through 21st Century, a contraction in consumer credit could provide an advantage to those competitors with established internal financing capabilities.

         The capital requirements for entry as a producer in the manufactured housing industry are relatively small. However, the Company believes that the qualifications for obtaining inventory financing, which are based upon the financial strength of the manufacturer and each of its dealers, have recently become more difficult to meet due to the departure of financial institutions from the market and dealers requiring principal and curtailment payments from the manufacturers.

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

         On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at its North Carolina manufacturing facility. In addition, the settlement requires the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions. As of December 31, 1999, the Company had completed all repairs and inspections required and had paid a penalty of $150,000.

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

          Wenco Finance, the Company's finance subsidiary, is subject to a number of state and local licensing requirements which are applicable to businesses engaged in the origination and servicing of consumer loans. In addition, both Wenco Finance and Wenco 21, the Company's finance joint venture with 21st Century, are also subject to a variety of federal and state laws and regulations regulating consumer finance, including the Truth in Lending Act, which regulates lending procedures and mandates certain loan disclosures with respect to financing offered to consumers. Failure by Wenco Finance or Wenco 21 to comply with any of these laws and regulations could have a material adverse effect on the Company's business and results of operation.

         MH Transport, the Company's trucking subsidiary, is subject to federal and state laws and regulations which apply to motor vehicle carriers operating in interstate and intrastate commerce. Failure by MH Transport to comply with any of these laws and regulations could have a material adverse effect on the Company's business and results of operations.

RECENT ACQUISITIONS

         During 1998, the Company completed acquisitions that resulted in the purchase of 15 retail sales centers. All acquisitions were accounted for under the purchase method of accounting. Aggregate consideration given for all acquisitions during 1998 consisted of approximately $7.2 million in cash and liabilities assumed amounted to $1.5 million.

         On December 3, 1997, the Company acquired substantially all of the assets and liabilities of A & G, a manufactured home retailer in South Carolina. The Company paid $1.4 million in cash and issued 94,115 shares of the Company's common stock (approximate market value on December 3, 1997 was $869,000).

EMPLOYEES

         As of December 31, 1999, the Company employed 1,783 full-time employees involved in the following functional areas: manufacturing, 1,264; sales, 105; field service, 110; administration and clerical, 187; drivers, 52; and management, 65. The Company's manufacturing operations require primarily semi-skilled labor and personnel levels fluctuate with seasonal changes in production volume.

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

         Wendell L. Batchelor (age 57) is the Founder and Chairman of the Company and has been the Company's Chief Executive Officer and a Director since the Company's incorporation in 1982. From 1971 to 1982, Mr. Batchelor was General Manager of Shiloh Homes, a division of Winston Industries. Mr. Batchelor was Sales Manager of Marietta Homes, a division of Winston Industries, from 1968 to 1971. From 1966 to 1968, Mr. Batchelor was a Sales Representative for Madrid Homes. Mr. Batchelor has served in the past as Chairman of the Alabama Manufacturer's Housing Institute.

         Keith O. Holdbrooks (age 39) was elected as the Company's President in June 1999 by the Company's Board of Directors and has served as the Company's Chief Operating Officer since August 1996. From 1991 to 1996, Mr. Holdbrooks served as General Manager for Southern Homes, a division of the Company, and from 1989 to 1991 served as Sales Manager for Southern Homes. From 1985 to 1989 Mr. Holdbrooks served as salesman for Southern Lifestyle, a division of the Company.

                  Keith W. Brown (age 43) has served as the Company's Chief Financial Officer since the Company's incorporation in 1982 and as a Director since 1989. Mr. Brown served as the Company's Secretary from 1982 to January 1993 and resumed that office in September 1993. He was elected Treasurer in January 1993. From 1980 to 1982, Mr. Brown served as Controller for Shiloh

Homes, a division of Winston Industries.

ITEM  2.   PROPERTIES

         The Company's manufactured home segment currently operates seven home manufacturing facilities (six in Alabama, and one in Texas) and four component supply facilities (all in Alabama). The facilities used by the Company's manufactured home segment are as follows:


                           Building                                Leased or
Unit                       Location                  Square Feet       Owned
----                       --------                  -----------   ---------
Manufacturing
  Southern Energy
  Plant #1                 Addison, AL                   72,000        Owned
 Southern LifeStyle
  Plant #1                 Addison, AL                   62,500        Owned
  Plant #2                 Addison, AL                   54,000       Leased
Southern Homes
  Plant #1                 Double Springs, AL            60,000        Owned
  Plant #2                 Double Springs, AL            52,000        Owned
  Plant #4                 Lynn, AL                      96,000        Owned
Southern Energy Homes
    of Texas               Fort Worth, TX                98,300        Owned
Component Supply
    Classic Panel          Hartselle, AL                 24,000        Owned
    Wind-Mar Supply        Addison, AL                   22,000        Owned
    Trimmasters            Haleyville, AL                50,000       Leased
    Unique Dinettes        Haleyville, AL                50,000       Leased

         The Company currently operates 28 retail sales centers, 10 of which are in Alabama, six of which are in South Carolina, six in Kentucky, two in Tennessee, two in Georgia, and two in Mississippi. Each of the lots are currently leased and such lease terms range from one to five years.

         The corporate headquarters is located in Addison, Alabama and occupies approximately 15,400 square feet of office space. MH Transport owns and occupies an approximate 1,800 square foot office building in Double Springs, Alabama.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.  LEGAL PROCEEDINGS

On March 1, 1999 the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at the North Carolina manufacturing facility. In addition, the settlement required the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions. As of December 31, 1999, the Company had completed all repairs and inspections required and had paid a penalty of $150,000.

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

         No matters were submitted to a vote of the Stockholders of the Company during the fiscal year of 1999.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Record Holders
         As of March 28, 2000, there were 85 record holders. This number does not include those stockholders holding stock in "nominee" or "street" name.

Stock Price Performance
         The Company's Common Stock is publicly traded on the Nasdaq Stock Market National Market System. The following table represents the high and low bid price for each quarter of the last two fiscal years.

                                     1999                         1998
                                Bid Price Range             Bid Price Range
                                ---------------             ---------------
                                High       Low              High       Low
                                ----       ---              ----       ---
         First Quarter         $7.00      $4.25            $13.38     $8.00
         Second Quarter         5.63       4.25             13.00      9.13
         Third Quarter          5.31       2.00             11.25      6.38
         Fourth Quarter         3.00       1.88              7.25      5.38

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

Five-Year Selected Financial Data
Southern Energy Homes, Inc. and subsidiaries (Dollars in thousands, except per share data)

                                                             Year Ended
                            ----------------------------------------------------------------------------
                            December 31,       January 1,      January 2,     January 3,    December 29,
Operating Data                      1999             1999            1998           1997            1995
--------------              ------------    -------------    ------------    -----------    ------------
Net revenues                    $253,011         $306,964        $296,809       $306,804        $241,268
Gross profit                      41,182           55,294          46,089         43,647          31,125
Selling, general
and administrative                33,873           35,099          23,494         17,634          13,272
Provision for credit
  losses                             524              300             187          1,177              --
Amortization of intangibles          671              792             853            517             422
Start-up costs                        --              739              --             --              --
Non-recurring
charge(1) (2) (4)                  7,073              934           2,146             --              --
Operating income (loss)             (959)          17,430          19,409         24,319          17,431
Interest expense                   1,994            2,392           1,412            131             146
Interest income                      340              854             470            593             811
Income taxes (benefit)            (1,020)           6,089           7,092          9,535           6,854
Cumulative effective of
  accounting change (3)               --              507              --             --              --
Net income (loss)                 (1,593)           9,296          11,375         15,246          11,242
Net income (loss) per share:
  Basic                            $(.13)           $0.69           $0.76          $1.01           $0.79
  Diluted                          $(.13)           $0.68           $0.75          $1.00           $0.78
Weighted average
shares outstanding:
  Basic                       12,176,705       13,440,607      15,002,006     15,122,578      14,300,466
  Diluted                     12,176,705       13,647,216      15,129,530     15,260,484      14,349,197


                            December 31,       January 1,      January 2,     January 3,    December 29,
Balance Sheet Data                  1999             1999            1998           1997            1995
------------------          ------------    -------------    ------------    -----------    ------------
Total assets                    $122,014         $121,656        $123,253       $112,658         $75,899
Long-term  debt                    2,464            3,569           4,720             --               6
Stockholders' equity              68,784         $ 73,449        $ 79,767       $ 77,377         $57,242


(1) During the fourth quarter of 1999, the Company recorded a charge of $686,000 ($422,000 after-tax, $0.03 per share) associated with closing of three retail centers, one in Kentucky and two in South Carolina.

(2) During the second quarter of 1997, the Company recorded a $2.1 million pre-tax non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania ($1.3 million after tax, $0.09 per basic share). During the fourth quarter of 1998, the Company recorded an additional charge of $934,000 ($574,000 after tax, $0.04 per basic share) due to additional warranty, workmen's compensation, and other costs incurred related to the closing of our Pennsylvania facility in 1997.

(3) During the fourth quarter of 1998, the Company recorded a charge of $739,000 ($454,000 after-tax, $0.03 per basic share) for the current year and $825,000 ($507,000 after-tax, $0.04 per basic share) for prior years due to the company adopting a change in accounting principle requiring the expensing of start-up costs in accordance with AICPA Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities."

(4) During the third quarter of 1999, the Company recorded a charge of $6.4 million ($3.9 million after tax, $0.32 per share) associated with closing of its manufacturing facility in North Carolina.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1999 as Compared with Year Ended January 1, 1999

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the year ended December 31, 1999 were $253.0 million, which represented a decline of 17.6% over the prior fiscal year.

Net revenues of the manufactured home segment were $204.8 million (including intersegment revenues of $28.5 million) for the year ended December 31, 1999 as compared with $244.7 million (including intersegment revenues of $27.5 million) for the prior year period, a decrease of $39.9 million, or 16.3%. The decline in sales to dealers was primarily attributable to decreased demand and closure of the North Carolina plant in July 1999. Total homes shipped in the year ended December 31, 1999 was 7,641, down 14% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 1999 was $26,807, as compared with $27,522 in 1998, a decrease of 2.6%.

On February 11, 2000, an electrical fire at the Company's frame shop forced the Company to suspend operations at two of its manufacturing plants located in Double springs, Alabama. On February 15, 2000, the Company reopened one of the plants. With the reopening of this plant and the shifting of some of the production to another plant in Lynn, Alabama, production returned to 90% of pre-fire levels. The Company has business interruption insurance and while the temporary plant shutdown may have an impact on the Company's revenues, the Company does not anticipate that these shutdowns will have a material impact on the Company's financial position or results of operations.

Net revenues from the retail sales segment were $64.6 million for the year ended December 31, 1999 as compared with $76.3 million for the prior year period, a decrease of $11.7 million, or 15.3%. The decline in retail sales was primarily attributable to increased competition and the Company operating five fewer retail centers, during the fiscal year ended December 31, 1999, compared to the prior period. Total homes (new and used) sold by the retail segment in the year ended December 31, 1999 was 1,840 down 15.4% from the number of homes shipped in the prior year period. The average retail price per new home in 1999 was $45,402, as compared with $44,019 in 1998, an increase of 3%.

Net revenues from the supply segment were $46.9 million (including intersegment revenues of $37.4 million) for the year ended December 31, 1999 as compared with $57.3 million (including intersegment revenues of $44.9 million) for the prior year period, a decline of $10.4 million, or 18.2%. The decline in supply sales was primarily attributable to the decline in sales volume in the manufactured home segment.

Revenues from the Company's retail consumer financing activities were $1.3 million for the year ended December 31, 1999, as compared with $1.1 million for the prior year period. This increase was attributable to the increase in lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company, until February 1997, at which time the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. However, Wenco Finance continues to generate certain loans to consumers for the purchase of retail homes.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended December 31, 1999 was $41.1 million, or 16.3% of net revenues, as compared with $55.3 million, or 18.0% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to increased competitive pricing at wholesale, the inability to pass on increased material prices due to competitive pricing in the industry, labor inefficiencies in operating at lower capacities, and increased warranty expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses were $33.9 million, or 13.4% of net revenues, during the year ended December 31, 1999, as compared with $35.1 million, or 11.4% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to the higher level of fixed expenses generally associated with the Company's retail operation, increased sales allowance and dealer interest payments to remain competitive in market areas and increased legal fees.

Operating Income

See Footnote 12 for description of Revenues, Gross Profit and Operating Income by segments.

Provision for Credit Losses

The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. The provision for credit losses for the year ended December 31, 1999 was $524,000 as compared with $300,000 for the year ended January 1, 1999.

Non-Recurring Charge

During 1999, the Company recorded a charge of $6.4 million ($3.9 million after tax) associated with the closing of its manufacturing facility in North Carolina. During fiscal years ended January 1, 1999 and January 2, 1998 this facility generated 6.1% and 5.9%, respectively, of the total revenues of the Company. During 1999, The Company also recorded a charge of $686,000 associated with closing of three retail centers, one in Kentucky and two in South Carolina. Revenues generated by these three retail centers were less than 1% of total revenues of the Company for the fiscal years ended January 1, 1999 and January 2, 1998.

Interest Expense

Interest expense for the year ended December 31, 1999 was $2.0 million as compared with $2.4 million for the year ended January 1, 1999. The decrease in interest expense in the current year was a result of lower interest rates associated with the Company financing its retail inventory through the Company's line of credit versus floor plan financing with outside lenders at higher interest rates.

Interest Income

Interest income for the year ended December 31, 1999 was $340,000 as compared with $854,000 for the year ended January 1, 1999. The decrease in interest income reflects lower average cash and cash equivalent balances during the year ended December 31, 1999.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax benefit for the year ended December 31, 1999 was $1.0 million, or an effective tax rate of 39%, compared with income tax expense of $6.1 million, or an effective tax rate of 38.3%, for the year ended January 1, 1999. The decline in income tax expense is a result of the net loss in 1999.

Year Ended January 1, 1999 as Compared with Year Ended January 2, 1998

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the year ended January 1, 1999 were $307.0 million, which represented an increase of 3.4% over the prior fiscal year.

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

Net revenues from the retail sales segment were $76.3 million for the year ended January 1, 1999 as compared with $47.5 million for the prior year period, an increase of $28.8 million, or 60.6%. The increase in retail sales was attributable to the expansion of retail centers from 20 in 1997 to 33 during the fiscal year ended January 1, 1999. Total homes (new and used) sold by the retail segment in the year ended January 1, 1999 was 2,176, up 68.4% from the number of homes shipped in the prior year period. The average retail price per new home in 1998 was $44,019, as compared with $41,772 in 1997, an increase of 5%.

Net revenues from the supply segment were $57.3 million (including intersegment revenues of $44.9 million) for the year ended January 1, 1999 as compared with $59.0 million (including intersegment revenues of $45.9 million) for the prior year period, a decline of $1.7 million, or 2.9%. The decline in supply sales was attributable to the decline in sales volume in the manufactured home segment.

Revenues from the Company's retail consumer financing activities were $1.1 million for the year ended January 1, 1999, as compared with $2.2 million for the prior year period. This decline was attributable to the decline in lending activity by the Company's wholly owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"). Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company, until February 1997, at which time the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance reduced its loan origination activities and engaged 21st Century to service its existing loan portfolio.

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

Operating Income

See Footnote 12 for description of Revenues, Gross Profit and Operating Income by segments.

Provision for Credit Losses

The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. The provision for credit losses for the year ended January 1, 1999 was $300,000 as compared with $187,000 for the year ended January 2, 1998.

Non-Recurring Charge

During 1998, the Company recorded a charge of $934,000 due to additional warranty, workers' compensation, and other costs incurred related to the closing of its Pennsylvania facility in 1997. During fiscal years ended January 2, 1998 and January 3, 1997, this facility generated 1.0% and 3.3%, respectively, of the total revenues of the Company.

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

During the year ended December 31, 1999, the Company's cash provided by operations was approximately $3.3 million. Cash provided by operations included decreased accounts receivable and inventories of $4.9 million and non-recurring charges of $7.1 million, partially offset by a net loss of $1.6 million, decreased accounts payable and accrued liabilities of $4.8 million and loan originations of $1.2 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $3.3 million, repurchase of common stock of $3.1 million, increased net borrowings of $8.6 million and the repayment of long-term debt of $1.1 million.

During the year ended January 1, 1999, the Company's cash provided by operations was approximately $11.0 million. Cash provided by operations included net income of $9.3 million and increased accounts payable and accrued liabilities of $0.3 million, which was partially offset by increased accounts receivable and inventories of $1.3 million and loan originations of $2.2 million. In addition to cash provided by operating activities, other significant cash flows included capital expenditures of $3.2 million, purchase of subsidiaries for $7.2 million, repurchase of common stock of $16.1 million, increased net borrowings of $2.8 million and the repayment of long-term debt of $1.2 million.

At December 31, 1999, the Company's net working capital was $18.7 million, including $9.3 million in cash and cash equivalents, as compared with $21.3 million at January 1, 1999, including $4.3 million in cash and cash equivalents. The decrease in net working capital was primarily attributable to a decrease in inventories of $1.4 million and an increase in notes payable of approximately $8.6 million, partially offset by an increase in cash and cash equivalents of $5.1 million. The increase in cash and notes payable was primarily attributable to borrowing on the line of credit to floor plan finance retail inventory. The Company has a $25 million unsecured line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.0%. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company had outstanding borrowings of $25.0 million on this line at December 31, 1999 and $7.0 million outstanding borrowings at January 1, 1999. On February 28, 2000, the Company renewed its bank line of credit. As part of the renewal, the maximum line of credit amount was increased to $28.5 million and the line of credit became secured by the Company's receivables and raw material inventories. The renewed line of credit matures on May 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At December 31, 1999, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $76 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Expansion

In February 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Georgia at a purchase price of approximately $779,000.

In April 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in Kentucky and West Virginia at a purchase price of approximately $5.1 million. In May 1998, the Company acquired substantially all of the assets of a manufactured housing retailer in South Carolina at a purchase price of approximately $946,000. In July 1998, the Company acquired substantially all the assets of a manufactured housing retailer in Kentucky at a purchase price of approximately $460,000. Also in July 1998, the Company acquired property in Tennessee at a purchase price of $220,000. In September 1998, the Company acquired substantially all the assets of two manufactured housing retailers, one in Tennessee and one in Georgia, at a purchase price of approximately $1.3 million. In the foregoing acquisitions, the Company assumed liabilities of $1.5 million.

Capital Expenditures

In October 1998, the Company approved the expenditure of $3.3 million to upgrade the Company's software programs and operating systems. To date $2.8 million has been expended on the upgrade. The Company anticipates it will fund the remaining $500,000 with available cash.

Stock Repurchase

In October 1998, the Company extended its stock repurchase program for an additional twelve months and increased the number of shares eligible for purchase from 3,000,000 to 4,000,000. From the inception of the program through its termination in October 1999, the Company has repurchased 3,505,900 shares at a cost of $29,354,000, or an average cost of $8.37 per share. The Company paid for these purchases out of available cash.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.

Year 2000

The Company uses a wide range of software and related technologies throughout its business that were affected by the date change in the Year 2000. This date change required modification of portions of the Company's software so that its computer systems would probably recognize dates beyond December 31, 1999. The Company believes that with the upgrades or modifications made to existing software and conversion to new software, the impact of the Year 2000 issue was mitigated. The Company has completed validating all systems that have customer impact or financial impact on the Company and no Year 2000 problems have been encountered. The Company does not expect any problems or issues related to Year 2000 going forward.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Southern Energy Homes, Inc. and subsidiaries

                                                                                  December 31,       January 1,
                                                                                          1999             1999
                                                                                 -------------     ------------
Assets
Current Assets:
    Cash and cash equivalents                                                    $  9,342,000      $  4,261,000
    Accounts receivable, less allowance for doubtful
         accounts of $470,000 and $166,000, respectively                           16,897,000        21,959,000
    Inventories                                                                    35,376,000        36,790,000
    Refundable income taxes                                                         2,579,000                 0
    Deferred tax benefits                                                           4,311,000         1,919,000
    Prepayments and other                                                             924,000         1,014,000
                                                                                 ------------      ------------
                                                                                   69,429,000        65,943,000
                                                                                 ------------      ------------
Property, plant, and equipment:
    Property, plant, and equipment, at cost                                        35,598,000        32,674,000
    Less - accumulated depreciation                                               (11,967,000)       (9,354,000)
                                                                                 ------------      ------------
                                                                                   23,631,000        23,320,000
                                                                                 ------------      ------------

Intangibles and other non-current assets:
    Installment contracts receivable, less allowance
        for credit losses of $357,000 and $295,000,
        respectively                                                               11,597,000        11,130,000
    Goodwill                                                                       10,657,000        14,995,000
    Investment in joint ventures                                                    5,728,000         4,963,000
    Other assets                                                                      972,000         1,305,000
                                                                                 ------------      ------------
                                                                                   28,954,000        32,393,000
                                                                                 ------------      ------------
                                                                                 $122,014,000      $121,656,000
                                                                                 ============      ============
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                                                                $ 29,182,000      $ 20,556,000
    Current maturities of long-term debt                                            1,101,000         1,099,000
    Accounts payable                                                                4,168,000         4,393,000
    Volume incentive payable                                                        6,428,000         7,063,000
    Accrued payroll-related expenses                                                2,793,000         3,235,000
    Accrued workers' compensation                                                   1,915,000         1,753,000
    Accrued warranty                                                                3,034,000         2,543,000
    Accrued other                                                                   2,145,000         3,996,000
                                                                                 ------------      ------------
                                                                                   50,766,000        44,638,000
                                                                                 ------------      ------------
Long-term debt                                                                      2,464,000         3,569,000
                                                                                 ------------      ------------
Commitments and contingencies (Note 8)
Stockholders' equity:
    Preferred stock, $.0001 par value, 1,000,000
       shares authorized, none outstanding                                                 --                --
    Common stock, $.0001 par value, 40,000,000 shares
      authorized, 12,132,990 and 15,638,890 shares issued and
      outstanding at December 31, 1999 and January 1, 1999, respectively                1,000             2,000
    Treasury stock, at cost,
      3,000,300 shares at January 1, 1999                                                   0       (26,282,000)
    Capital in excess of par                                                        8,329,000        37,682,000
    Retained earnings                                                              60,454,000        62,047,000
                                                                                 ------------      ------------
                                                                                   68,784,000        73,449,000
                                                                                 ------------      ------------
                                                                                 $122,014,000      $121,656,000
                                                                                 ============      ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Operations
Southern Energy Homes, Inc. and subsidiaries

                                                                          Year Ended
                                                     ----------------------------------------------------
                                                     December 31,          January 1,          January 2,
                                                            1999                1999                1998
                                                     ------------        ------------        ------------
                                                       (52 Weeks)          (52 Weeks)          (52 Weeks)
                                                     ------------        ------------        ------------

Net revenues                                         $253,011,000        $306,964,000        $296,809,000
Cost of sales                                         211,829,000         251,670,000         250,720,000
                                                     ------------        ------------        ------------
Gross profit                                           41,182,000          55,294,000          46,089,000
                                                     ------------        ------------        ------------
Operating expenses:
  Selling, general and administrative                  33,873,000          35,099,000          23,494,000
  Provision for credit losses                             524,000             300,000             187,000
  Amortization of intangibles                             671,000             792,000             853,000
  Start-up costs                                               --             739,000                  --
  Non-recurring charges                                 7,073,000             934,000           2,146,000
                                                     ------------        ------------        ------------
                                                       42,141,000          37,864,000          26,680,000
                                                     ------------        ------------        ------------
Operating income (loss)                                  (959,000)         17,430,000          19,409,000
Interest expense                                        1,994,000           2,392,000           1,412,000
Interest income                                           340,000             854,000             470,000
                                                     ------------        ------------        ------------

Income (loss) before provision for
  income taxes and cumulative effect
  of accounting change                                 (2,613,000)         15,892,000          18,467,000
Provision (credit) for income taxes                    (1,020,000)          6,089,000           7,092,000
                                                     ------------        ------------        ------------
Income (loss) before cumulative effect of
  accounting change                                    (1,593,000)          9,803,000          11,375,000

Cumulative effect of accounting change,
  net of tax of $318,000                                       --             507,000                  --
                                                     ------------        ------------        ------------
  Net income (loss)                                  $ (1,593,000)       $  9,296,000        $ 11,375,000
                                                     ============        ============        ============
Per share data:
  Income (loss) before cumulative
   effect of accounting change:
      Basic                                          $      (0.13)       $       0.73        $       0.76
                                                     ============        ============        ============
      Diluted                                        $      (0.13)       $       0.72        $       0.75
                                                     ============        ============        ============
  Cumulative effect of accounting
   change, net of tax:
      Basic                                          $       0.00        $       0.04        $       0.00
                                                     ============        ============        ============
      Diluted                                        $       0.00        $       0.04        $       0.00
                                                     ============        ============        ============
  Net income (loss) per share:
      Basic                                          $      (0.13)       $       0.69        $       0.76
                                                     ============        ============        ============
      Diluted                                        $      (0.13)       $       0.68        $       0.75
                                                     ============        ============        ============
Weighted average number of common shares:
  Basic                                                12,176,705          13,440,607          15,002,006
                                                     ============        ============        ============
  Diluted                                              12,176,705          13,647,216          15,129,530
                                                     ============        ============        ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Stockholders' Equity
Southern Energy Homes, Inc. and subsidiaries


                                        Common Stock               Treasury Stock          Capital
                                        ------------               --------------         in Excess        Retained
                                   Shares         Amount        Shares         Amount       of Par         Earnings         Totals
                                   ------         ------        ------         ------     ---------        --------         ------

Balance, January 3, 1997         15,437,801    $   2,000              --    $       --  $35,999,000      $41,376,000    $77,377,000

  Exercise of stock options          26,154           --              --            --      181,000               --        181,000
  Issuance of common stock
     in connection with
     acquisitions                   108,371           --              --            --    1,035,000               --      1,035,000
  Treasury stock repurchases             --           --       1,122,100   (10,201,000)          --               --    (10,201,000)
  Net income                             --           --              --            --           --       11,375,000     11,375,000
                                 ----------    ---------      ----------    ----------  -----------      -----------    -----------
Balance, January 2, 1998         15,572,326        2,000       1,122,100   (10,201,000)  37,215,000       52,751,000     79,767,000

  Exercise of stock options          65,464           --              --            --      458,000               --        458,000
  Issuance of common stock            1,100           --              --            --        9,000               --          9,000
  Treasury stock repurchases             --           --       1,878,200   (16,081,000)          --               --    (16,081,000)
  Net income                             --           --              --                         --        9,296,000      9,296,000
                                 ----------    ---------      ----------    ----------  -----------      -----------    -----------
Balance, January 1, 1999         15,638,890        2,000       3,000,300   (26,282,000)  37,682,000       62,047,000     73,449,000

  Treasury stock repurchases             --           --         505,600    (3,072,000)          --               --     (3,072,000)
  Retirement of treasury stock   (3,505,900)      (1,000)      3,505,900)   29,354,000  (29,353,000)              --             --
  Net loss                               --           --              --            --           --       (1,593,000)    (1,593,000)
                                 ----------    ---------      ----------    ----------  -----------      -----------    -----------
Balance December 31, 1999        12,132,990    $   1,000               0    $        0  $ 8,329,000      $60,454,000    $68,784,000
                                 ==========    =========      ==========    ==========  ===========      ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
Southern Energy Homes, Inc. and subsidiaries

                                                                                    Year Ended
                                                              ----------------------------------------------------
                                                              December 31,          January 1,          January 2,
                                                                     1999                1999                1998
                                                              ------------         -----------         -----------
                                                                (52 Weeks)          (52 Weeks)          (52 Weeks)
                                                              ------------         -----------         -----------
Operating activities:
Net income (loss)                                              $(1,593,000)        $ 9,296,000         $11,375,000
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
    Equity income of joint ventures                             (1,317,000)         (1,121,000)           (282,000)
    Distributions from joint ventures                              640,000                  --                  --
    Gain on sale of installment contracts                               --                  --            (775,000)
    Non-recurring charges                                        7,073,000             934,000           2,146,000
    Depreciation of property, plant, and equipment               2,743,000           2,462,000           2,244,000
    Provision (credit) for deferred income taxes                (2,392,000)            215,000              13,000
    Gain on sale of property, plant, and equipment                 (26,000)            (50,000)            (25,000)
    Loss on sale of retail centers                                   9,000                  --                  --
    Amortization of intangibles                                    671,000             792,000             853,000
    Cumulative effect of change in accounting
         principle, net                                                 --             507,000                  --
    Provision (credit) for doubtful accounts receivable            313,000              20,000             (77,000)
    Provision for credit losses on installment contracts           524,000             300,000             187,000
    Origination of installment contracts                        (1,197,000)         (2,186,000)         (1,272,000)
    Principal collected on originated
      installment contracts                                        206,000             383,000             996,000
Change in assets and liabilities, net of effect from
 purchase of subsidiaries:
    Accounts receivable                                          4,749,000             369,000          (4,850,000)
    Inventories                                                    164,000          (1,653,000)          3,194,000
    Prepayments and other                                           56,000             393,000            (250,000)
    Refundable income taxes                                     (2,579,000)                 --                  --
    Accounts payable                                              (225,000)            944,000            (854,000)
    Accrued liabilities                                         (4,544,000)           (623,000)         (1,572,000)
                                                              ------------         -----------         -----------
            Net cash provided by operating activities            3,275,000          10,982,000          11,051,000
                                                              ------------         -----------         -----------
Investing activities:
    Purchase of subsidiaries, net of cash acquired                      --          (7,171,000)         (1,410,000)
    Capital expenditures                                        (3,255,000)         (3,241,000)         (6,089,000)
    Investments in joint ventures                                  (88,000)            (78,000)         (2,712,000)
    Increase in organization and pre-operating costs                    --                  --            (499,000)
    Proceeds from sale of property, plant, and equipment           104,000              50,000             162,000
    Proceeds from sale of retail centers                           594,000                  --                  --
                                                              ------------         -----------         -----------
            Net cash used in investing activities               (2,645,000)        (10,440,000)        (10,548,000)
                                                              ------------         -----------         -----------
Financing activities:
    Repurchases of treasury stock                               (3,072,000)        (16,081,000)        (10,201,000)
    Net borrowings on notes payable                              8,626,000           2,815,000            (668,000)
    Repayments of long-term debt                                (1,103,000)         (1,158,000)           (500,000)
    Borrowings on long-term debt                                        --                  --           6,326,000
    Proceeds from exercise of stock options                             --             458,000             181,000
    Proceeds from issuance of common stock                              --               9,000                  --
    Proceeds from sale of installment contracts                         --                  --          16,736,000
                                                              ------------         -----------         -----------
            Net cash provided by (used in) financing
             activities                                          4,451,000         (13,957,000)         11,874,000
                                                              ------------         -----------         -----------
Net increase (decrease) in cash and cash equivalents             5,081,000         (13,415,000)         12,377,000
Cash and cash equivalents at beginning of period                 4,261,000          17,676,000           5,299,000
                                                              ------------         -----------         -----------
Cash and cash equivalents at end of period                     $ 9,342,000         $ 4,261,000         $17,676,000
                                                              ============         ===========         ===========
Supplemental cash flow information:
    Cash paid for interest                                     $ 2,071,000         $ 2,531,000         $ 1,290,000
    Cash paid for income taxes                                 $ 4,210,000         $ 5,091,000         $ 7,434,000


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes To Consolidated Financial Statements
Southern Energy Homes, Inc. and subsidiaries

1. The Company and Basis of Presentation:

         Southern Energy Homes, Inc. (the "Company") has four reportable segments: manufacturing, retail, component supply and consumer financing. The Company produces manufactured homes, primarily on a custom basis, for wholesale to dealers located primarily in the southeastern and south central regions of the United States. Retail operations began in fiscal 1996 with the acquisition of a retail home sales operation and expanded through various acquisitions during fiscal 1998 and 1997 (see Note 4). Retail sales are concentrated in the southeastern United States. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. Wenco Finance, Inc., the Company's wholly owned finance subsidiary ("Wenco Fi nance"), until February 1997 had been originating and servicing consumer loans primarily for homes manufactured by the Company. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century") (see Note 4). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as other homes sold through its retail centers and independent dealers. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance has restricted its loan origination activities and has engaged 21st Century to service its existing loan portfolio. (See Note 5).

         The Company is on a 52/53-week year with the fiscal year ending on the Friday closest to the last day of December. The 1999, 1998, and 1997 fiscal years included 52 weeks.

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

         Certain prior period amounts have been reclassified to conform with the 1999 presentation.

2. Summary of Significant Accounting Policies:

Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements. The Company accounts for its investments of 50% or less in joint ventures, where it does not have the ability to control, on the equity basis of accounting. Therefore, the Company's share of income/loss is recorded as equity income from the venture in the accompanying consolidated statements of operations (see Note
4).

Cash and Cash Equivalents
         For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and highly liquid debt instruments and investments purchased with an original maturity of three months or less.

Inventories
         Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                         December 31,               January 1,
                                                1999                     1999
                                         ------------              -----------
Raw materials                             $ 7,537,000              $10,938,000
Work in progress                              749,000                1,166,000
Finished goods                             27,090,000               24,686,000
                                         ------------              -----------
                                          $35,376,000              $36,790,000
                                         ============              ===========

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

                                       December 31,                January 1,
                                               1999                      1999
                                       ------------               -----------
Land                                    $   501,000               $   495,000
Buildings and improvements               16,826,000                16,804,000
Machinery and equipment                  10,719,000                10,315,000
Office equipment                          2,309,000                 2,200,000
Leasehold improvements                    2,337,000                 2,231,000
Construction in progress                  2,906,000                   629,000
                                       ------------               -----------
                                        $35,598,000               $32,674,000
                                       ============               ===========

         Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property, plant, and equipment accounts are relieved of cost and accumulated depreciation and any resulting gain or loss is credited or charged to income.

Intangible Assets
         The intangible assets recorded by the Company in connection with various acquisitions primarily consists of goodwill which is being amortized on a straight-line basis over 30 years. As of December 31, 1999 and January 1, 1999, accumulated amortization of intangibles amounted to $3,555,000 and $2,889,000, respectively (see Notes 4 and 11).

Long-Lived Assets
         The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the operations of the Company may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value and the amount of such impairment is charged to earnings (see Note 11).

Computer Software Costs
         The Company capitalizes external direct costs of materials and services; payroll and payroll-related costs for employees directly associated with developing or obtaining computer software; and interests costs during development of computer software for internal use. Capitalized costs of computer software developed or obtained for internal use are amortized on a straight-line basis.

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

         An analysis of the allowance for losses on installment contracts receivable is as follows:

                                              December 31,          January 1,
                                                     1999                1999
                                              ------------          ----------
Balance, beginning of year                        $295,000            $696,000
Provision for credit losses                        524,000             300,000
Charge-offs                                       (462,000)           (701,000)
                                              ------------          ----------
Balance, end of year                              $357,000            $295,000
                                              ============          ==========

Volume Incentive Payable
         The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. Such rebates (reflected as a reduction of gross revenues) are recorded at the time sales to independent dealers are recognized.

Product Warranties
         The Company warrants its products against certain manufacturing defects for a period of one year commencing at the time of retail sale. The estimated cost of such warranties is accrued at the time of sale to the independent dealer based on historical warranty costs incurred. Periodic adjustments to the accrual will be made as events occur which indicate changes are necessary.

Insurance Arrangements
         The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $300,000 per occurrence, and for all health-care claims in excess of $75,000 per occurrence (with an annual aggregate stop-loss limit of approximately $4,660,000 for all claims). Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

Fair Value of Financial Instruments
         Because of the short-term nature of a majority of the Company's financial instruments and the low interest rate volatility associated with the installment contracts receivable, the fair values of the Company's financial instruments at December 31, 1999, and January 1, 1999, approximated book values at those dates.

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

3. Earnings Per Share

                                                    Income (Loss) Before                    Income (Loss) Before
         The EPS results are as follows:                  Cumulative            Weighted          Cumulative
                                                          Effect of              Average          Effect of
                                                         Accounting              Common           Accounting
                                                           Change                Shares             Change
                                                     --------------------       --------     --------------------
December 31, 1999
         Basic                                          $(1,593,000)           12,176,705          $(0.13)
         Dilutive effect of options issued                       --                    --              --
                                                        -----------            ----------          ------
         Diluted                                        $(1,593,000)           12,176,705          $(0.13)
                                                        -----------            ----------          ------
January 1, 1999
         Basic                                          $ 9,803,000            13,440,607          $ 0.73
         Dilutive effect of options issued                       --               206,609           (0.01)
                                                        -----------            ----------          ------
         Diluted                                        $ 9,803,000            13,647,216          $ 0.72
                                                        -----------            ----------          ------
January 2, 1998
         Basic                                          $11,375,000            15,002,006          $  .76
         Dilutive effect of options issued                       --               127,524           (0.01)
                                                        -----------            ----------          ------
         Diluted                                        $11,375,000            15,129,530          $  .75
                                                        -----------            ----------          ------

Options outstanding of 604,708 for the year ended December 31, 1999 were not included in the table above as they were antidilutive.

4. Business Combinations and Investments in Joint Ventures

During 1998, the Company completed acquisitions that resulted in the purchase of 15 retail sales centers. All acquisitions were accounted for under the purchase method of accounting; thus, the consolidated financial statements for fiscal 1998 reflect the operations of the businesses acquired from the dates of acquisition. Aggregate consideration given for all acquisitions during 1998 consisted of approximately $7.2 million in cash and liabilities assumed amounted to $1.5 million. Total intangibles recorded consisted of $0.3 million in non-compete agreements and $1.6 million in goodwill. The Company amortizes goodwill over 30 years and agreements not to compete over the life of the agreements which are generally 4 to 10 years. The results of operations with respect to these acquisitions were not significant and accordingly, no pro forma results have been provided.

         On December 3, 1997, the Company acquired substantially all of the assets and the business of A & G, a manufactured housing retail company headquartered in Charleston, South Carolina. The Company paid $1.4 million in cash and issued 94,115 shares of the Company's common stock (approximate market value on December 3, 1997 of $869,000). The acquisition was accounted for under the purchase method of accounting; thus, the financial statements for the year ended January 2, 1998 reflect the operations of A & G from the date of acquisition. The total purchase price exceeded the fair value of net assets acquired (assets of $4.9 million less liabilities of $4.6 million) by approximately $2.0 million, which is being amortized over 30 years as goodwill. The results of operations with respect to A & G were not significant and, accordingly, no pro forma results have been provided.

         On July 3, 1997, the Company made an initial capital contribution of $2.0 million to purchase a one-third interest in a manufacturing joint venture which produces rafters used in the production of the Company's homes. In 1999, the joint venture repurchased another investor's interest thereby increasing the Company's ownership to 39%. The Company's share of income from the joint venture amounted to $686,000 and $469,000 in 1999 and 1998, respectively. In 1999, the joint venture distributed $240,000 in cash to the Company.

         In February 1997, the Company made an initial capital contribution of $500,000 to Wenco 21, representing a 50% ownership interest in the joint venture. The company's share of income from Wenco 21 amounted to $214,000 and $210,000 in 1999 and 1998, respectively.

         The Company also has a 33% interest in a manufacturing joint venture with other manufactured home builders. The joint venture manufactures cabinet doors for sale to participants in the joint venture as well as third party customers. The Company's share of income from this joint venture amounted to $417,000 and $442,000 in 1999 and 1998, respectively. In 1999, the joint venture distributed $400,000 in cash to the Company.

5. Sale of Installment contracts:

         In August 1997, the Company sold at par installment contracts totaling $16.7 million, along with the related servicing. The Company retained an interest in certain of the cash flows ascribed to such loans (the "interest only strip"). The fair value of the interest only strip was calculated using the expected future cash flows discounted at the current market rate and considering prepayment and default rates on the loans. The Company also retained credit risks on the installment contracts sold and has recorded a reserve for such estimated credit losses over the life of the loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities.
The resulting gain on the sale amounted to $.8 million.

6. Income Taxes:

         The provision (benefit) for income taxes for the respective periods ended was as follows:

                            December 31,      January 1,       January 2,
                                   1999            1999             1998
                            ------------     -----------      -----------
Federal:
         Current             $ 1,196,000      $5,272,000       $6,594,000
         Deferred             (2,085,000)        192,000           11,000
                             -----------      ----------       ----------
                                (889,000)      5,464,000        6,605,000
                             -----------      ----------       ----------
State:
         Current                 176,000         602,000          485,000
         Deferred               (307,000)         23,000            2,000
                             -----------      ----------       ----------
                                (131,000)        625,000          487,000
                             -----------      ----------       ----------
Total provision (benefit)    $(1,020,000)     $6,089,000       $7,092,000
                             ===========      ==========       ==========

         The provision (benefit) for income taxes differed from the amounts computed by applying the federal statutory rate of 34% in fiscal year 1999 and 35% in fiscal years 1998 and 1997 due to the following:

                                                                December 31,      January 1,      January 2,
                                                                       1999            1999            1998
                                                                ------------      ----------      ----------
Tax provision (benefit) at the federal statutory rate           $   (888,000)     $5,562,000      $6,463,000
State income taxes (benefit), net of federal benefit                 (86,000)        406,000         316,000
Goodwill amortization                                                117,000         168,000         127,000
Other                                                               (163,000)        (47,000)        186,000
                                                                ------------      ----------      ----------
                                                                 $(1,020,000)     $6,089,000      $7,092,000
                                                                 ===========      ==========      ==========

         Temporary differences which created net deferred tax benefits at December 31, 1999 and January 1, 1999 are as follows:

                                                   December 31,       January 1,
                                                          1999             1999
Deferred tax benefits:                             ------------       ----------
         Warranty accrual                            $1,123,000       $  943,000
         Accrued exit costs                           1,103,000          122,000
         Workers' compensation accrual                  699,000          636,000
         Accrued expenses                               469,000          491,000
         Organization and pre-operating
            costs                                       375,000          285,000
         State operating loss carryforwards             450,000               --
         Other                                          673,000          441,000
                                                     ----------       ----------
                                                      4,892,000        2,918,000
Deferred tax liabilities:
         Depreciation                                   266,000          501,000
         Goodwill and non-compete amortization          150,000          218,000
         Other                                          165,000          280,000
                                                     ----------       ----------
                                                        581,000          999,000
                                                     ----------       ----------
Net deferred tax benefits                            $4,311,000       $1,919,000
                                                     ==========       ==========

7. Notes Payable and Long-Term Debt:

         The Company routinely finances inventory of homes held by its retail centers through floor-plan notes payable with various financial institutions. The notes normally require periodic payments of principal and interest, and full payment when the home is sold to a customer. The weighted average interest rates on these borrowings during 1999 and 1998 were 8.0% and 7.9%, respectively. These notes payable at December 31, 1999 and January 1, 1999 amounted to $4,182,000 and $13,556,000, respectively. During 1998, the Company began financing a portion of its retail inventory with its $25 million unsecured bank line of credit which is renewable annually and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.0% (7.1% at December 31, 1999). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company had outstanding borrowings of $25,000,000 and $7,000,000 on this line at December 31, 1999 and January 1, 1999, respectively (see Note 15).
         The Company's long-term debt at December 31, 1999 and January 1, 1999 is as follows:

                                                           December 31,       January 1,
                                                                  1999             1999
                                                           ------------       ----------
Working capital loan payable, interest at 7.1%,
due in monthly installments of $83,333 through
June 11, 2002                                                $2,417,000       $3,500,000
Construction term loan payable, interest at LIBOR
plus 1.7% (8.2% at December 31, 1999), due in monthly
installments of $15,591 through March 2003,                   1,148,000        1,168,000
                                                             ----------       ----------
Total long-term debt                                          3,565,000        4,668,000
Less amounts due within one year                              1,101,000        1,099,000
                                                             ----------       ----------
                                                             $2,464,000       $3,569,000
                                                             ==========       ==========

         The Company's term loans, as amended, contain various restrictive covenants, generally common to such loan agreements, with which the Company was in compliance at December 31, 1999.

         The Company's long-term debt contractually matures in each of the next five fiscal years as follows: $1,101,000 in 2000, $1,119,000 in 2001, $544,000 in 2002, $136,000 in 2003, $146,000 in 2004, and $519,000 thereafter.

8. Commitments and Contingencies:

Repurchase Agreements
         Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At December 31, 1999, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $76 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Interest Reimbursement
         The Company has agreements with certain dealers to reimburse them for their interest costs incurred in connection with floor-plan financing. Interest expense related to these agreements is classified as a selling expense in the accompanying consolidated statements of operations. For the years ended December 31, 1999, January 1, 1999, and January 2, 1998, interest expense related to these agreements amounted to $979,000, $742,000, and $841,000, respectively.

Operating Leases
         The Company leases certain manufacturing facilities and retail sales centers under operating leases. Rent expense under all leases was $1.6 million for the year ended December 31, 1999, $1.8 million for the year ended January 1, 1999, and $1.1 million for the year ended January 2, 1998. Future minimum lease payments for each of the next five years at December 31, 1999, are $1.6 million, $1.3 million, $0.6 million, $0.4 million, and $0.2 million.

Litigation
         On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD that requires the Company to correct construction and safety violations in homes manufactured at its North Carolina manufacturing facility. In addition, the settlement required the Company to inspect 600 additional homes for possible violations. The Company has agreed to a one-year warranty extension of certain homes. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the 1974 Act. The Company has been assessed a civil penalty by HUD of up to $300,000 in connection with the settlement; however, this penalty can be reduced by HUD depending on Company actions. As of December 31, 1999 the Company had completed all repairs and inspections required and had paid a penalty of $150,000.

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

9.  Retirement of Treasury Stock

         Effective December 31, 1999, the Company retired the 3,505,900 shares of its common stock that were held in treasury. The excess of the aggregate purchase price of the treasury stock over par value was deducted from capital in excess of par. The treasury stock retirement did not result in any change to total stockholders' equity.

10. Employee Benefit Plans

         The Company maintains a stock option plan which authorizes a total of 1,500,000 shares of Company common stock for issuance to key employees and advisors. The Company granted options to acquire 96,330, 166,100, and 192,200 shares of common stock in 1999, 1998, and 1997, respectively. Due to the decline in the Company's stock price, and the need to retain and motivate key employees, on December 14, 1998, the Board of Directors approved the repricing of certain options outstanding previously granted to employees of the Company. The Company repriced 561,464 shares at prices ranging from $6.93 to $10.13 with an aggregate exercise price of approximately $4.3 million to an exercise price of $5.50 per share, the fair market value on the date of repricing. The repriced options are included in the table below as new grants in fiscal 1998 with the old options being included as forfeitures.

         At December 31, 1999, options to purchase 495,328 shares were exercisable. Total options outstanding were 574,708 at December 31, 1999 with a weighted average remaining contractual life of 7.45 years and a weighted average exercise price of $4.99 and a range of exercise prices from $2.44 to $5.50.

         The Company also maintains a stock option plan, which authorizes a total of 75,000 shares of Company common stock for issuance to the Company's outside directors. In 1999, 1998 and 1997, the Company granted options to acquire 11,250 shares of common stock each year to certain outside directors. The exercise prices of the options approximated the fair market value of the Company's common stock at the date of grant. At December 31, 1999, options to purchase 30,000 shares were exercisable. Total options outstanding were 30,000 at December 31, 1999 with a weighted average remaining contractual life of 7.95 years, weighted average exercise price of $9.16 and a range of exercise prices from $4.53 to $11.63.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for options that are issued with exercise prices that approximate the fair market value of the Company's Common Stock on the date of grant. Had compensation expense for the Company's stock option plans for awards in 1999, 1998, and 1997 been determined under SFAS No. 123, Accounting for Stock-Based Compensation, based on the fair market value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                         1999               1998              1997
                                                        ------             ------            ------
Net income (loss) - as reported                     $ (1,593,000)         $9,296,000       $11,375,000
Net income (loss) - pro forma                       $ (1,707,000)         $8,656,000       $10,783,000
As reported - net income (loss) per share:
                  Basic                             $     ( 0.13)         $     0.69       $      0.76
                  Diluted                           $      (0.13)         $     0.68       $      0.75
Pro forma - net income (loss) per share:
                  Basic                             $      (0.14)         $     0.64       $      0.72
                  Diluted                           $      (0.14)         $     0.63       $      0.71

         The following table summarizes the changes in the number of shares under option pursuant to the plans described above:

                                                         Weighted                      Weighted       Weighted
                                                          Average                       Average        Average
                                      December 31,       Exercise      January 1,      Exercise      January 2,         Exercise
                                             1999           PRICE           1999          PRICE           1998             PRICE
                                      ---------------------------      ----------     ---------       ----------        --------
Outstanding at beginning of year          598,964           $5.83         516,714         $7.75          339,763           $7.45
Granted                                   107,580            2.66         738,814          6.59          203,450            8.14
Exercised                                      --              --         (65,464)         6.99          (26,154)           6.93
Forfeited                                (101,836)           6.26        (591,100)         7.78             (345)           6.93
                                          -------           -----         -------         -----          -------           -----
Outstanding at end of year                604,708           $5.19         598,964         $5.83          516,714           $7.75
                                          =======           =====         =======         =====          =======           =====
Exercisable at end of year                525,328           $5.45         521,280         $5.88          399,998           $7.33
Weighted average  fair value of
 options granted                                            $1.63                         $2.40                            $4.24

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                      1999                1998            1997
                                     ------              ------          ------
Dividend yield                         0.00%               0.00%           0.00%
Expected volatility                    0.67                0.40            0.39
Risk-free interest rate        5.86 to 6.11        4.48 to 5.61            6.28
Expected life (years)                  5.00                5.00            5.00

Vesting of the 1999 grants is 56,250 options vesting immediately and the remainder vesting equally over two years. Vesting of the 1998 repriced options and the 11,250 options under the Directors plan grant is 500,606 options vesting immediately, 49,075 vesting equally over 3 years, and the remainder vesting equally over 2 years. Vesting of the 1997 grants is 131,250 options vesting immediately and the remainder vesting equally over three years.

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

         The Company offers a 401(k) retirement plan to employees having completed one year of service, whereby eligible employees may contribute up to 20% of their annual compensation subject to limitations by the Internal Revenue Service. The Company may match up to 100% of the employee contributions as limited by the Internal Revenue Service. For the years ended December 31, 1999, January 1, 1999, and January 2, 1998, the Company expensed $101,000, $86,000, and $78,000, respectively, related to the plan.

11. Non-Recurring Charge:

         On July 26, 1999, management closed the Company's manufactured housing facility located in North Carolina. The decision was based primarily on changes in local market conditions and operating results of the facility. The exit plan began when the Company discontinued production on July 26, 1999, and will include the sale of existing inventories and ultimate sale of the facility. In connection with the decision to close the North Carolina facility, the Company will incur losses on the impairment of the facility's assets and accrued certain other expenses related to the closure. The Company estimated impairment losses consisting primarily of impairment of goodwill, and other incremental expenses to approximate $6.4 million, before income taxes. Although this amount represents management's best estimate of total costs to close the facility, the actual cost could ultimately differ from this amount. The Company has recorded the exit costs as a non-recurring charge in the accompanying fiscal 1999 statement of operations. During the fiscal years ended December 31, 1999 and January 1, 1999, this facility generated 2.9% and 6.1%, respectively, of the total revenue of the Company. The impact of this facility on the operating income of the Company was a pretax loss of $8.0 million ($4.9 after-tax), including the non-recurring charge of $6.4 million before income taxes, and a pre-tax loss of $400,000 ($246,000 after-tax) during the fiscal years ended December 31, 1999 and January 1, 1999, respectively.

         During 1999, the Company also recorded a charge of $686,000 associated with closing of three retail centers, one in Kentucky and two in South Carolina. During the fiscal years ended December 31, 1999 and January 1, 1999, these three retail centers generated 1.1% and 1.6%, respectively, of the total revenue of the Company. The impact of these three retail centers on the operating income of the Company was a pretax loss of $912,000 ($561,000 after-tax) and a pre-tax loss of $326,000 ($200,000 after-tax) during the fiscal years ended December 31, 1999 and January 1, 1999, respectively.

         During fiscal year 1997, the Company recorded a $2.1 million pre-tax ($1.3 million after-tax) charge in connection with its decision to close its manufactured housing facility located in Pennsylvania. The decision was based primarily on changes in local market conditions and operating results of the facility. The charge primarily consisted of components of goodwill and estimated closing costs. Such closing costs included estimates of warranty, lease obligations and severance pay. During fiscal year 1998, the Company recorded an additional charge of $934,000 ($575,000 after tax) due to the closing of the Pennsylvania facility. The costs were related to higher than expected warranty and workers' compensation claims than estimated in fiscal year 1997. During fiscal years ended January 2, 1998 and January 3, 1997, this facility generated 1.0% and 3.3%, respectively, of the total revenues of the Company.

12. Segment and Related Information:

         The Company has four primary reportable segments: manufacturing, retail operations, component supply and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. The retail operations segment sells homes to retail customers which have been produced by various manufacturers including the Company's manufacturing segment. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The consumer financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. The consumer financing segment has now restricted its loan origination activities and engaged 21st Century to service its existing loan portfolio.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and segment operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. The Company does not allocate income taxes, interest income, interest expense and unusual items to all segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported segment operating profit or loss.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.

         The following table presents information about segment profit or loss, dollars in thousands:

                                                       1999             1998             1997
                                                      ------           ------           ------

         Revenues:
              Manufacturing                           $204,834         $244,698         $252,049
              Retail operations                         64,579           76,257           47,460
              Component supply                          46,892           57,271           59,044
              Consumer financing                         1,266            1,145            2,173
              Other operating segments                   9,072           10,014            9,711
              Eliminations                             (73,632)         (82,421)         (73,628)
                                                      --------         --------         --------
         Total revenues                               $253,011         $306,964         $296,809
                                                      ========         ========         ========


         Gross profit:
              Manufacturing                           $ 19,795         $ 29,893         $ 29,026
              Retail operations                         18,608           22,359            9,564
              Component supply                           3,858            5,080            5,189
              Consumer financing                           441              325              617
              Other operating segments                   7,424            8,680            9,895
              Eliminations                              (8,944)         (11,043)          (8,202)
                                                      --------         --------         --------
         Gross Profit                                 $ 41,182         $ 55,294         $ 46,089
                                                      ========         ========         ========

         Segment operating income (loss):
           Manufacturing                              $    (34)        $ 14,852         $ 12,999
           Retail operations                            (4,757)          (1,196)             444
           Component supply                              2,297            3,289            3,233
           Consumer financing                               37              175            1,150
           Corporate                                      (694)          (1,752)             256
           Other operating segments                        394              649              608
                                                      --------         --------         --------
         Segment operating income                       (2,757)          16,017           18,690
         Income/expenses not
           allocated to segments:
              Interest income, net                           8              308              265
              Benefit (provision) for income taxes       1,020           (5,876)          (7,092)
              Other                                        136           (1,153)            (488)
                                                      --------         --------         --------
         Net income (loss)                            $ (1,593)        $  9,296         $ 11,375
                                                      ========         ========         ========

         The Company recorded joint venture income of $1,317,000, $1,121,000 and $282,000 in 1999, 1998, and 1997 respectively. In 1999 the Company recorded $1,023,000 in Corporate and $294,000 in the retail segment. In 1998 the Company recorded $1,002,000 in Corporate and $119,000 in the retail segment. In 1997 the Company recorded $282,000 in Corporate.

         Revenue from segments below the quantitative thresholds are attributable to three other operating segments of the Company which include a trucking business and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments. The Corporate segment does not generate any revenues, but does incur certain administrative expenses.

         During 1999, the Company made certain changes to the composition of its internal segments. The corresponding information for 1998 and 1997 has been restated to conform to the 1999 changes. A summary of identifiable assets, depreciation and amortization, and capital additions for the years ended 1999, 1998, and 1997, is as follows:

                                                       Identifiable       Depreciation and         Capital
                                                          Assets            Amortization          Additions
                                                       ------------       ----------------        ---------
         1999:
              Manufacturing                            $ 27,699,000           $1,522,000         $  679,000
              Retail operations                          44,686,000              763,000            812,000
              Component supply                            5,939,000              248,000             95,000
              Consumer financing                         14,225,000                   --                 --
              Corporate                                  33,385,000              874,000          1,639,000
              Other operating segments                    1,091,000                7,000                 --
              Eliminations                               (5,011,000)                  --                 --
                                                       ------------           ----------         ----------
              Consolidated                             $122,014,000           $3,414,000         $3,225,000
                                                       ============           ==========         ==========

         1998:
              Manufacturing                            $ 35,830,000           $2,164,000         $  941,000
              Retail operations                          43,993,000              278,000          1,448,000
              Component supply                            6,808,000              225,000            103,000
              Consumer financing                         13,353,000                   --                 --
              Corporate                                  26,886,000              544,000            749,000
              Other operating segments                      798,000               43,000                 --
              Eliminations                               (6,012,000)                  --                 --
                                                       ------------           ----------         ----------
              Consolidated                             $121,656,000           $3,254,000         $3,241,000
                                                       ============           ==========         ==========

         1997:
              Manufacturing                            $ 41,394,000           $2,113,000         $2,222,000
              Retail operations                          29,848,000              350,000          1,050,000
              Component supply                            6,462,000              220,000            283,000
              Consumer financing                         12,507,000                   --                 --
              Corporate                                  34,380,000              350,000          2,534,000
              Other operating segments                      947,000               64,000                 --
              Eliminations                               (2,285,000)                  --                 --
                                                       ------------           ----------         ----------
              Consolidated                             $123,253,000           $3,097,000         $6,089,000
                                                       ============           ==========         ==========

         The reconciling items to adjust assets and capital additions are the amounts incurred for the corporate headquarters building, which is not included in segment information. None of the other adjustments are significant.

13. Related Party Transactions:

         The Company had sales to a development company affiliated with certain stockholders who were also executive officers of the Company during the years ended December 31, 1999, January 1, 1999, and January 2, 1998, which amounted to $203,000, $3,000, and $250,000, respectively. In management's opinion, transactions with the development company have been at prices and on terms no less favorable to the Company than with third parties.

14. Cumulative Effect of Change in Accounting:

         Effective January 3, 1998, the Company adopted Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-up Activities and Organization Costs. Costs of start-up activities and organization costs during the year ended December 31, 1999 and January 1, 1999, have been expensed as incurred under the SOP. Adoption of this statement resulted in a charge in 1998 of $825,000 ($507,000 after tax), which is reflected as the cumulative effect of a change in accounting principle.

15.       Subsequent Events

              On February 11, 2000, an electrical fire at the Company's frame shop forced the Company to suspend operations at two of its manufacturing plants located in Double springs, Alabama. On February 15, 2000, the Company reopened one of the plants. With the reopening of this plant and the shifting of some of the production to another plant in Lynn, Alabama, production returned to 90% of pre-fire levels. The Company has business interruption insurance and while the temporary plant shutdown may have an impact on the Company's revenues, the Company does not anticipate that these shutdowns will have a material impact on the Company's financial position or results of operations.

On February 28, 2000, the Company renewed its bank line of credit. As part of the renewal, the maximum line of credit amount was increased to $28.5 million and the line of credit became secured by the Company's receivables and raw material inventories. The renewed line of credit matures on May 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%.

16. Summary of Unaudited Quarterly Financial Data:

         Unaudited quarterly financial information is as follows:

                                                             Quarter Ended                                Year Ended
                                ------------------------------------------------------------------       ------------
                                   April 2,           July 2,       October 1,        December 31,       December 31,
                                      1999              1999             1999                1999               1999
                                -----------         ---------       ----------        ------------       ------------
Net revenues                    $73,545,000       $69,750,000      $63,856,000         $45,860,000       $253,011,000
Gross profit                     12,828,000        11,753,000       10,287,000           6,314,000         41,182,000
Income taxes (benefit)            1,230,000         1,032,000       (1,900,000)         (1,382,000)        (1,020,000)
Net income (loss)                 2,060,000         1,649,000       (3,067,000)         (2,235,000)        (1,593,000)
Income (loss) per share:
         Basic                  $      0.17       $      0.14      $     (0.25)        $    ( 0.19)      $     ( 0.13)
         Diluted                $      0.17       $      0.14      $     (0.25)        $    ( 0.19)      $      (0.13)
Weighted average number
 of common shares:
         Basic                   12,307,852        12,132,990        12,132,990         12,132,990         12,176,705
         Diluted                 12,307,852        12,132,990        12,132,990         12,132,990         12,176,705


                                                              Quarter Ended                                Year Ended
                                ------------------------------------------------------------------       ------------
                                   April 3,           July 3,       October 2,          January 1,         January 1,
                                      1998              1998             1998                1999               1999
                                -----------         ---------       ----------        ------------       ------------
Net revenues                    $75,072,000       $74,149,000      $82,120,000         $75,623,000       $306,964,000
Gross profit                     12,395,000        15,567,000       14,369,000          12,963,000         55,294,000
Income taxes                      1,516,000         2,241,000        1,419,000             913,000          6,089,000
Income before cumulative
  effect of accounting change     2,453,000         3,889,000        2,338,000           1,123,000          9,803,000
Net income                        2,453,000         3,889,000        2,338,000             616,000          9,296,000
Income before cumulative
    effect of accounting
    change per share:
         Basic                  $      0.18       $      0.28      $      0.18         $      0.09       $       0.73
         Diluted                $      0.17       $      0.28      $      0.18         $      0.09       $       0.72
Weighted average number
 of common shares:
         Basic                   13,989,296        13,810,326       13,296,029          12,667,024         13,440,607
         Diluted                 14,093,491        13,943,830       13,341,276          12,707,274         13,647,216

Report of Independent Public Accountants
Southern Energy Homes, Inc. and subsidiaries

To Southern Energy Homes, Inc.:
         We have audited the accompanying consolidated balance sheets of Southern Energy Homes, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and January 1, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Energy Homes, Inc. and subsidiaries as of December 31, 1999 and January 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 14 to the financial statements, effective January 3, 1998, the Company changed its method of accounting for the costs of start-up activities and organization costs.


                                                ARTHUR ANDERSEN LLP

Birmingham, Alabama
February 11, 2000 (except with respect,
to the matters discussed in Note 15
as to which the date is February 28, 2000)

Statement of Management's Responsibility
Southern Energy Homes, Inc. and subsidiaries

         The consolidated financial statements and related information herein were prepared by the Company and were based on accounting principles generally accepted in the United States, appropriate in the circumstances to reflect in all material respects the consolidated financial position of the Company as of December 31, 1999 and January 1, 1999, and the consolidated results of operations and cash flows for each of the years ended December 31, 1999, January 1, 1999, and January 2, 1998. The financial information presented elsewhere in this report has been prepared in a manner consistent with the financial statement disclosures.

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

         Arthur Andersen LLP has audited the consolidated financial statements in accordance with auditing standards generally accepted in the United States and their report appears herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the text appearing under
Part I, Item 1 -- Business under the caption "Executive Officers". Information regarding compliance with Section 16(a) of the securities Exchange Act of 1934 is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a) The following documents are filed as part of this report:


         (1)  Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 and January 1,
         1999.

         Consolidated Statements of Operations for each of the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998.

         Consolidated Statements of Stockholders' Equity for each of the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998.

         Consolidated Statements of Cash Flows for each of the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998.

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

         (3)  Listing of Exhibits

         The following exhibits are hereby incorporated by reference:

        2.1 Asset Purchase Agreement, dated as of July 31, 1994, by and among the Registrant, Imperial Manufactured Homes of N.C., Inc. ("Imperial") and the stockholders of Imperial. (Filed as Exhibit
            2.1 to the Current Report on Form 8-K dated August 14, 1994, File No. 0-21204.)
        2.2 Real Estate Purchase Agreement, dated as of July 31, 1994, between Imperial N.C. Associates and Lawyer's Title of North Carolina, Inc. and Assignment of such Agreement to Southern Energy Homes of North Carolina, Inc. (Filed as Exhibit 2.2 to the Current Report on Form 8-K dated August 14, 1994, File No. 0-21204.)
        2.3 Asset Purchase Agreement, dated April, 1998, by and between the Registrant, Rainbow Homes, Inc., and the sole stockholder of Rainbow Homes, Inc. (filed as exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended January 1, 1999)
        3.1 Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
        3.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
        4.1 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
        4.7 Southern Development Council, Inc. Promissory Note. (Filed as
            Exhibit 4.10 to the Registration Statement on form S-1, Registration No. 33-57420.)
        4.8 Stockholders' Agreement, dated as of June 8, 1989. (Filed as
            Exhibit 4.12 to the Registration Statement on Form S-1, Registration No. 33-57420.)
        4.9 Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      *10.1 Employment Agreement with Wendell L. Batchelor, dated as of June
            8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      *10.2 Employment Agreement with Keith Brown, dated June 8, 1989. (Filed as Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      *10.3 Employment Agreement with Johnny R. Long, dated June 8, 1989.
            (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      *10.4 Southern Energy Homes, Inc. 1993 Stock Option Plan. (Filed as
            Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      *10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement Plan.
            (Filed as Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      *10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc. (Filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.7 Southern Development Council, Inc. Loan Commitment Agreement.
            (Filed as Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      10.10 Lease Agreement by and between Robert Lowell Burdick, Nina
            Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams, as Landlord, and Southern Energy Homes, Inc. dated as of November 20, 1985, as amended. (Filed as Exhibit 10.23 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      10.11 Agreement and Plan of Merger of Southern Energy Homes, Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      10.12 Certificate of Merger Merging Southern Energy Homes, Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
      10.13 Assignment of Lease and Rights dated June 29, 1993 between B.B.H.L.P. Partnership and Southern energy Homes, Inc. (Filed as
            Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
      10.14 Lease Agreement dated as of June 1, 1984 between The Industrial Development Board of the Town of Addison, Alabama and B.B.H.L.P. Partnership. (Filed as Exhibit 10.2 to the Quarterly Report on form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
      10.15 Assignment of Lease and Rights dated June 19, 1993 between B.B.H.L.P. and Southern Energy Homes, Inc. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 2-21204.)

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

(b) The Company did not file a current report on form 8-K during the 4th Quarter of fiscal 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTHERN ENERGY HOMES, INC.
                                         Registrant



                                         By: :/s/ Wendell L. Batchelor
                                              ------------------------
                                              Wendell L. Batchelor
                                              Chairman, President
                                              and Chief Executive Officer

Date:  March 29, 2000

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


SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----
/s/ Wendell L. Batchelor                             Chairman,                          March 29, 2000
-------------------------------------                Chief Executive Officer
Wendell L. Batchelor                                 and Director


/s/ Keith O. Holdbrooks                              President,                         March 29, 2000
-------------------------------------                Chief Operating Officer
Keith O. Holdbrooks                                  and Director


/s/ Keith W. Brown                                   Executive Vice President,          March 29, 2000
-------------------------------------                Chief Financial Officer,
Keith W. Brown                                       Treasurer, Secretary
                                                     and Director


/s/ Johnny R. Long                                   Director                           March 29, 2000
-------------------------------------
Johnny R. Long

/s/ Louis C. Henderson                               Director                           March 29, 2000
-------------------------------------
Louis C. Henderson, Jr


/s/ Joseph J. Incandela                              Director                           March 29, 2000
-------------------------------------
Joseph J. Incandela


/s/ Jonathan O. Lee                                  Director                           March 29, 2000
-------------------------------------
Jonathan O. Lee