Form 10-Q
period 2000-03-31
SOUTHERN ENERGY HOMES INC
filed 2000-05-15
CIK 896397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 0-21204

SOUTHERN ENERGY HOMES, INC.

(Exact name of registrant as specified in its charter)

Delaware                                                   63-1083246
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

160 Industry Lane, P.O. Box 390, Addison, Alabama             35540
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

12,132,990 shares of Common Stock, $.0001 par value, as of May 10, 2000

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

INDEX

                                                                     Page

PART I FINANCIAL INFORMATION:

       Consolidated Condensed Balance Sheets,
         March 31, 2000 and December 31, 1999                         2

       Consolidated Condensed Statements of Operations - Thirteen
         Weeks Ended March 31, 2000 and April 2, 1999                 3

       Consolidated Condensed Statements of Cash Flows - Thirteen
          Weeks Ended March 31, 2000 and April 2, 1999                4

       Notes to Consolidated Condensed Financial Statements           5

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8

PART II OTHER INFORMATION                                             11

        SIGNATURES                                                    14

I. FINANCIAL INFORMATION
Item 1. Financial Statements

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
	March 31, 2000	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,193,000	$9,342,000
Accounts receivable (less allowance for doubtful accounts of $492,000 and $470,000, respectively)	22,252,000	16,897,000
Inventories Refundable income taxes	33,226,000 2,602,000	35,376,000 2,579,000
Deferred tax benefits	4,288,000	4,311,000
Prepayments and other	1,628,000	924,000
	67,189,000	69,429,000

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	36,226,000	35,598,000
Less - accumulated depreciation	12,589,000	11,967,000
	23,637,000	23,631,000

INTANGIBLES AND OTHER ASSETS
Installment contracts receivable (less allowance for credit
losses of $357,000 and $357,000, respectively)	10,785,000	11,597,000
Goodwill	10,548,000	10,657,000
Investment in joint ventures	5,261,000	5,728,000
Other assets	947,000	972,000
	27,541,000	28,954,000
	$118,367,000	$122,014,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	32,149,000	29,182,000
Current maturities of long-term debt	0	1,101,000
Accounts payable	4,634,000	4,168,000
Accrued liabilities	13,698,000	16,315,000
	50,481,000	50,766,000
LONG-TERM DEBT	0	2,464,000

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,132,990 issued and outstanding at March 31, 2000 and at December 31, 1999	1,000	1,000
Capital in excess of par	8,329,000	8,329,000
Retained earnings	59,556,000	60,454,000
	67,886,000	68,784,000
	$118,367,000	$122,014,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
	Thirteen Weeks Ended
	March 31, 2000	April 2, 1999

Net revenues	$46,137,000	$73,545,000

Cost of sales	39,025,000	60,717,000

Gross profit	7,112,000	12,828,000

Operating Expenses:
Selling, general and administrative	7,673,000	8,953,000
Amortization of intangibles	127,000	192,000
	7,800,000	9,145,000

Operating income (loss)	(688,000)	3,683,000

Interest expense	554,000	495,000
Interest income	134,000	102,000

Income (loss) before income taxes	(1,108,000)	3,290,000

Provision (credit) for income taxes	(210,000)	1,230,000

Net income (loss)	$ (898,000)	$ 2,060,000

Net income (loss) per common share:
Basic and Diluted	$ (.07)	$ 0.17

Weighted average number of common Shares:
Basic and Diluted	12,132,990	12,307,852

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Thirteen Weeks Ended
	March 31, 2000	April 2, 1999
Operating activities:
Net income (loss)	$(898,000)	$2,060,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity (income) loss of joint ventures	207,000	(423,000)
Distribution from joint ventures	260,000	240,000
Depreciation of property and equipment	622,000	694,000
Amortization of intangibles	127,000	192,000
Provision (credit) for deferred income taxes	23,000	(58,000)
Gain on sale of property and equipment	(4,000)	(5,000)
Provision for doubtful accounts receivable	24,000	18,000
Origination of installment contracts	(1,297,000)	(966,000)
Provision for credit losses on installment contracts	127,000	159,000
Principal collected on originated installment contracts Sale of Installment contracts	1,060,000 922,000	672,000 0
Change in assets and liabilities:
Inventories	2,150,000	(1,841,000)
Accounts receivable	(5,379,000)	(9,975,000)
Prepayments and other	(720,000)	(694,000)
Accounts payable	466,000	5,372,000
Accrued liabilities	(2,617,000)	1,220,000

Net cash used in operating activities	(4,927,000)	(3,335,000)

Investing activities:
Capital expenditures	(663,000)	(2,214,000)
Proceeds from sale of property and equipment	39,000	5,000

Net cash used in investing activities	(624,000)	(2,209,000)

Financing activities:
Purchase of treasury stock	0	(3,072,000)
Net borrowings on notes payable	2,967,000	4,630,000
Repayments on long-term debt	(3,565,000)	(275,000)

Net cash provided by (used in) financing activities	(598,000)	1,283,000

Net increase (decrease) in cash and cash equivalents	(6,149,000)	(4,261,000)

Cash and cash equivalents at the beginning of period	9,342,000	4,261,000

Cash and cash equivalents at the end of period	$3,193,000	$ -

Supplemental cash flow information:
Cash paid for interest	$ 554,000	$ 498,000
Cash paid for income taxes	$ 5,000	$ 461,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 31, 1999, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of March 31, 2000, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2000 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

2. INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

	March 31, 2000	December 31, 1999
	(Unaudited)

Raw materials	$7,215,000	$7,537,000
Work in progress	748,000	749,000
Finished goods	25,263,000	27,090,000
	$33,226,000	$35,376,000

3. EARNINGS PER SHARE:
Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the subject period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that then shares in the earnings of the Company.

Outstanding options of 604,708 and 598,964 for the quarters ended March 31, 2000 and April 2, 1999, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive. The majority of common options outstanding were at prices, which exceed the common stock market price.

4. REPURCHASE AGREEMENTS:

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At March 31, 2000, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $82 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

5. LEGAL PROCEEDINGS:

On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD which required the Company to correct construction and safety violations in homes manufactured at a North Carolina manufacturing facility which the Company has since closed. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the National Manufactured Housing Construction and Safety Standards Act of 1974. The settlement required the Company to inspect 600 additional homes for possible violations. The Company agreed to an extension for one year of the warranty period for certain homes. The Company was assessed a civil penalty by HUD of up to $300,000 in connection with the settlement. The settlement provided that the monetary penalty could be reduced by HUD depending on Company actions and its performance under the settlement. As of March 31, 2000 the Company had completed all repairs and inspections required by the settlement and had paid a penalty of $150,000.

The Company was named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in state court in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages was not specified. The Company believes the claims are without merit and has vigorously defended itself against them. The Defendants, including the Company, filed a motion to dismiss the case in December, 1998. During 1999 the motion was granted and the case was dismissed. It is currently being appealed by the Plaintiffs in the Kentucky Court of Appeals. Nevertheless, the outcome of the litigation can not be predicted and an adverse outcome could have a material adverse effect on the Company.

The Company is a party to various other legal proceedings incidental to its business. The company typically issues a one year warranty on new manufactured homes. The majority of these legal proceedings are claims related to that warranty on manufactured homes, or employment issues such as worker's compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

6. SEGMENT AND RELATED INFORMATION

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and segment operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. The Company does not allocate income taxes, interest income, interest expense and unusual items to all segments. In addition, not all segments have significant non-cash items other than depreciation and amortization in reported segment operating profit or loss.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.

     During the fourth quarter of 1999, the Company made certain changes to the composition of its internal segments. The corresponding information for April 2, 1999 has been restated to conform to these changes.

     The following table presents information about segment profit or loss, dollars in thousands:

	March 31, 2000	April 2, 1999

Revenues:
Manufacturing	$38,705	$61,641
Retail operations	13,066	17,273
Component supply Consumer financing	8,450 308	14,089 331
Other operating segments	2,032	2,547
Eliminations	(16,424)	(22,336)
Total revenues	$46,137	$73,545

Gross profit:
Manufacturing	$ 2,774	$ 7,070
Retail operations	3,639	5,060
Component supply Consumer financing	521 95	1,160 135
Other operating segments	1,720	2,107
Eliminations	(1,637)	(2,704)
Gross profit	$7,112	$12,828

Segment operating income (loss):
Manufacturing	$ 322	$ 3,619
Retail operations	(1,037)	(381)
Component supply Consumer financing	196 (32)	725 (24)
Corporate	(527)	(147)
Other operating segments	390	(109)
	(688)	3,683
Income/expenses not allocated to segments:
Interest income, net	(420)	(393)
Benefit (provision) for income taxes	210	(1,230)
Net income (loss)	(898)	$ 2,060

Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company. Those segments include a trucking business and a small insurance business. None of those segments has ever met any of the quantitative thresholds for determining reportable segments. The Corporate segment does not generate any revenues, but does incur certain administrative elements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

As a whole, the manufactured housing industry has been adversely affected by many uncontrollable economic factors, and has struggled in the past few quarters and will likely continue to struggle for the next few quarters as well. The current situation in the manufactured housing industry is the result of many factors. For starters, the industry grew rapidly in the past 10 years, which has resulted in an increase in overall number of dealers, in manufacturing output and in the number of homes available on the retail level. This, in turn, has led to larger inventories and a generally slower reduction of those inventories. It has also led to increased price competition, which has reduced profits. This, compounded by tightening credit and increasing interest rates, has had an overall negative affect on the industry's financial performance, with virtually all manufacturers and retailers being impacted. Southern Energy Homes has not been excluded from this group, but has taken carefully planned steps designed to decrease costs and improve efficiency. In 1999, this included closing manufacturing facilities, consolidating divisions, reducing workforce and selling unprofitable retail centers. We will continue to carefully monitor the situation and remain prepared to take whatever additional measures become necessary to emerge from this industry downturn financially sound and prepared to take advantage of future opportunities as the demand for affordable housing continues to rise. We are confident in the long-term future for the manufactured housing industry and Southern Energy Homes, Inc.

RESULTS OF OPERATIONS

Thirteen weeks ended March 31, 2000 as compared with thirteen weeks ended April 2, 1999.

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the quarter ended March 31, 2000 were $46.1 million, compared with $73.5 million for the comparable prior period, a decrease of 37.3%.

Net revenues from the wholesale sale of manufactured homes were $38.7 million (including intersegment revenues of 7.8 million) for the quarter ended March 31, 2000, as compared with $61.6 million (including intersegment revenues of $9.2 million) for the prior year period, a decrease of 37.2%. The decline in sales to dealers was primarily attributable to decreased demand and the closure of the North Carolina manufacturing facility in July 1999, the closure of a manufacturing facility in Alabama in August 1999, and a fire which damaged and temporarily closed two Alabama plants in February 2000. Total homes shipped in the quarter ended March 31, 2000 was 1,499, down 34.6% from the number of homes shipped in the prior year period. The decline in revenues was also attributable to a decline in the average wholesale price per home shipped. The average wholesale price per home in the quarter ended March 31, 2000 was $25,821, as compared with $27,000 in the prior year period, a decline of 4.4%.

Net revenues from the retail sale of manufactured homes were $13.3 million for the quarter ended March 31, 2000, as compared with $17.4 million for the prior year period, a decline of 23.6%. Total retail homes sold in the quarter ended March 31, 2000 was 380, down 18.5% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company operating five fewer retail centers, during the quarter ended March 31, 2000, compared to the prior year period. The decline in retail revenues was also attributable to a decline in the average retail price per home sold. The average retail price per home sold in the quarter ended March 31, 2000 was $42,562, as compared with $44,782 in the prior year period, a decline of 5.0%.

Net revenues from the component supply segment were $8.5 million (including intersegment revenues of $7.1 million) for the quarter ended March 31, 2000, as compared with $14.1 million (including intersegment revenues of $11.3 million) for the prior year period, a decrease of 40.0%. The decline in supply sales was primarily attributable to the decline in intersegment sales to the manufacturing segment.

Revenues from the retail finance subsidiary were $308,000 for the quarter ended March 31, 2000, as compared with $331,000 for the prior year period.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the quarter ended March 31, 2000 was $7.1 million, or 15.4% of net revenues, as compared with $12.8 million, or 17.4% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to increased competitive pricing at wholesale, the inability to pass on increased material prices due to competitive conditions in the industry, labor and fixed costs inefficiencies brought on by having to operate at lower capacities and increased warranty expenses as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative salaries, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $7.7 million or 16.6% of net revenues, for the quarter ended March 31, 2000, as compared with $9.0 million, or 12.2% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to the higher level of fixed expenses generally associated with the Company's retail operation, increased dealer interest payments to remain competitive in market areas, increased freight expenses due to fuel increases and increased legal fees. The percentage of net revenues consumed by these expense items also increased because net revenue decreased. Thus, though the dollar amounts of these expense items actually decreased from $9.0 million to $7.7 million, the percentage of net revenue consumed nevertheless increased.

Interest Expense

Interest expense for the quarter ended March 31, 2000 was $554,000, as compared with $495,000 for the quarter ended April 2, 1999. The increase in interest expense in the current quarter was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory.

Interest Income

Interest income for the quarter ended March 31, 2000 was $134,000, as compared with $102,000 for the quarter ended April 2, 1999. The increase in interest income reflects higher average cash and cash equivalent balances during the quarter ended March 31, 2000.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Credit provision for income tax for the quarter ended March 31, 2000 was $210,000, or an effective tax rate of 19.0%, compared with a provision for income tax expense of $1.2 million, or an effective tax rate 37.4%, for the quarter ended April 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

During the quarter ended March 31, 2000, the Company's cash used by operations was approximately $4.9 million. Cash was used by operations for purposes which included: absorbing the net loss of $898,000; origination of installment contracts of $1.3 million, increased accounts receivable and prepayments of $6.1 million, and decreased accrued liabilities of $2.6 million. These amounts were partially offset by decreased inventories of $2.2 million, principal collected on originated installment contracts of $2.2 million and increased accounts payable of $466,000. In addition to cash provided by operating activities, other significant uses of cash included capital expenditures of $663,000 and repayments of long-term debt of $3.6 million, partially offset by net borrowings on notes payable of $3.0 million.

During the quarter ended April 2, 1999, the Company's cash used by operations was approximately $3.3 million. Cash was used by operations for purposes which included origination of installment contracts of $966,000 and accounts receivable, inventories and prepayments of $12.5 million. These amounts were partially offset by net income of $2.1 million and accounts payable and accrued liabilities of $6.6 million. In addition to cash used by operating activities, other significant uses of cash included capital expenditures of $2.2 million, purchase of treasury stock in the amount of $3.1 million, and repayments of long-term debt of $275,000. Other significant sources of cash included increased borrowings on notes payable of $4.6 million.

At March 31, 2000, the Company's net working capital was $16.7 million, compared with $18.7 million at December 31, 1999. The Company had cash and cash equivalents of $3.2 million at March 31, 2000. The decrease in net working capital was primarily due to repayments of long term debt and additional borrowings on notes payable. On February 28, 2000 the Company's primary lender renewed the Company's bank line of credit. To provide additional working capital, the maximum line was increased to $28.5 million. The line is secured by the Company's accounts receivable. Security for the line was extended to include the Company's raw material inventories. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial rations and covenants. At the time of the renewal, certain other modifications were made in the Loan Agreement governing the line. The Debt Service Coverage Ratio was reduced substantially and a negative pledge covenant was deleted by agreement to exclude any application to Company's real property. As noted in the Company's most recent Form 10-K, Company owns substantially all of the real property on which it conducts its manufacturing operations. The Lender further agreed that any one time non recurring loss, as determined by generally accepted accounting principles, would not be taken into account in any financial covenant other than the tangible net worth covenant, which was also reduced. The renewed line of credit matures on May 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company has $24.3 million in outstanding borrowings under this line at March 31, 2000.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At March 31, 2000, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $82 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future. . Increased competition in the industry has generally prevented the Company from passing on such increases.

Year 2000 Compliance

The Company uses a wide range of software and related technologies throughout its business that were affected by the date change in the Year 2000. This date change required modification of portions of the Company's software so that its computer systems would probably recognize dates beyond December 31, 1999. The Company believes that with the upgrades or modifications made to existing software and conversion to new software, the impact of the Year 2000 issue was mitigated. The Company has completed validating of all systems that have customer impact or financial impact on the Company and no Year 2000 problems have been encountered. The Company does not expect any problems or issues related to Year 2000 going forward .

Item 3.

The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

Quantitative and Qualitative Disclosures Regarding Market Risk.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financials instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable , loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.5% over LIBOR. Accordingly, the Company is subject to market risk associated with changes in interest rates. At March 31, 2000, $24.2 million was outstanding under the credit agreement. As of December 31, 1999, the principal amount outstanding under the credit agreement was $25.0 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $242,000, which would reduce cash flow and pre-tax earnings dollar for dollar. Accounts receivable: Most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer's floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 1, 1999, the Company, without admitting any liability, entered into a settlement with HUD which required the Company to correct construction and safety violations in homes manufactured at a North Carolina manufacturing facility which the Company has since closed. HUD claimed that the Company failed to comply with the consumer notification and defect correction requirements of the National Manufactured Housing Construction and Safety Standards Act of 1974. The settlement required the Company to inspect 600 additional homes for possible violations. The Company agreed to an extension for one year of the warranty period for certain homes. The Company was assessed a civil penalty by HUD of up to $300,000 in connection with the settlement. The settlement provided that the monetary penalty could be reduced by HUD depending on Company actions and its performance under the settlement. As of March 31, 2000 the Company had completed all repairs and inspections required by the settlement and had paid a penalty of $150,000.

The Company was named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in state court in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages was not specified. The Company believes the claims are without merit and has vigorously defended itself against them. The Defendants, including the Company, filed a motion to dismiss the case in December, 1998. During 1999 the motion was granted and the case was dismissed. It is currently being appealed by the Plaintiffs in the Kentucky Court of Appeals. Nevertheless, the outcome of the litigation can not be predicted and an adverse outcome could have a material adverse effect on the Company.

The Company is a party to various other legal proceedings incidental to its business. The company typically issues a one year warranty on new manufactured homes. The majority of these legal proceedings are claims related to that warranty on manufactured homes, or employment issues such as worker's compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

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

      10.13  Assignment of Lease and Rights dated June 29, 1993 between              B.B.H.L.P Partnership and Southern Energy Homes, Inc.               (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q              for the quarter ended July 2, 1993, File No. 0-21204. )

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

      10.22  Amended and Restated Employment Agreement with Wendell L.              Batchelor, dated as of June 14, 1996 (file as Exhibit 10.22              to the Company's Annual Report on Form 10K for the year              ended January 3, 1997).

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

SOUTHERN ENERGY HOMES, INC.

Date: May 12, 2000                       By: /s/ Wendell L. Batchelor                                           Wendell L. Batchelor, Chairman
                                         and Chief Executive Officer

Date: May 12, 2000                       By: /s/ Keith W. Brown
                                         Keith W. Brown, Executive Vice                                           President, Chief Financial
                                         Officer, Treasurer and
                                         Secretary