Form 10-Q
period 2000-06-30
SOUTHERN ENERGY HOMES INC
filed 2000-08-14
CIK 896397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000 or

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

12,132,990 shares of Common Stock, $.0001 par value, as of August 14, 2000

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

INDEX
PART I

FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets
 June 30, 2000 and December 31, 1999

Consolidated Condensed Statements of Operations - Thirteen Weeks
Ended June 30, 2000 and July 2, 1999 and Twenty-six Weeks Ended

June 30, 2000 and July 2, 1999

		Page 2 3
	Consolidated Condensed Statements of Cash Flows - Twenty-six Weeks Ended June 30, 2000 and July 2, 1999	4
	Notes to Consolidated Condensed Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations	5 10
PART II	OTHER INFORMATION	16
	SIGNATURES	20

I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
	June 30, 2000	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,442,000	$ 9,342,000
Accounts receivable (less allowance for doubtful accounts of $506,000 and $470,000, respectively)	23,968,000	16,897,000
Inventories Refundable income taxes	31,278,000 3,201,000	35,376,000 2,579,000
Deferred tax benefits	4,283,000	4,311,000
Prepayments and other	1,405,000	924,000
	67,577,000	69,429,000

PROPERTY AND EQUIPMENT:
Property and equipment, at cost	36,461,000	35,598,000
Less " accumulated depreciation	13,098,000	11,967,000
	23,363,000	23,631,000

INTANGIBLES AND OTHER ASSETS
Installment contracts receivable (less allowance for credit
losses of $357,000 and $357,000, respectively)	10,723,000	11,597,000
Goodwill	6,715,000	10,657,000
Investment in joint ventures	5,701,000	5,728,000
Other assets	899,000	972,000
	24,038,000	28,954,000
	114,978,000	$122,014,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	32,042,000	29,182,000
Current maturities of long-term debt	0	1,101,000
Accounts payable	5,036,000	4,168,000
Accrued liabilities	13,411,000	16,315,000
	50,489,000	50,766,000
LONG-TERM DEBT	0	2,464,000

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 1,000,000 shares authorized,none outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,132,990 issued and outstanding at March 31, 2000 and at December 31, 1999	1,000	1,000
Capital in excess of par	8,329,000	8,329,000
Retained earnings	56,159,000	60,454,000
	64,489,000	68,784,000
	$114,978,000	$122,014,000

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2000	July 2, 1999	June 30, 2000	July 2, 1999

Net revenues	$51,655,000	$69,750,000	$97,792,000	$143,296,000

Cost of sales	43,228,000	57,997,000	82,253,000	118,714,000

Gross profit	8,427,000	11,753,000	15,539,000	24,582,000

Operating Expenses:
Selling, general and administrative	7,981,000	8,531,000	15,655,000	17,581,000
Amortization of intangibles	128,000	96,000	254,000	193,000
Impairment charges	4,382,000	-	4,382,000	-
	12,491,000	8,627,000	20,291,000	17,774,000

Operating income(loss)	(4,064,000)	3,126,000	(4,752,000)	6,808,000

Interest expense	647,000	515,000	1,201,000	1,009,000
Interest income	75,000	70,000	208,000	172,000

Income (loss) before income taxes	(4,636,000)	2,681,000	(5,745,000)	5,971,000
Provision (credit) for income taxes	(1,240,000)	1,032,000	(1,450,000)	2,262,000

Net income (loss)	(3,396,000)	1,649,000	(4,295,000)	3,709,000

Net income (loss) per common share:
Basic and Diluted	$ (0.28)	$ 0.14	$ (0.35)	$ 0.30

Weighted average number of common shares:
Basic and Diluted	12,132,990	12,132,990	12,132,990	12,220,421

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Twenty-six Weeks Ended
	June 30, 2000	July 2, 1999
Operating activities:
Net income (loss)	(4,295,000)	3,709,000
Adjustments to reconcile net income to net cash used in operating activities:
Equity (income) loss of joint ventures	213,000	(945,000)
Distribution from joint ventures	260,000	240,000
Depreciation of property and equipment	1,190,000	1,334,000
Amortization of intangibles Impairment and other charges	254,000 4,382,000	367,000 -
Origination of installment contracts	(1,888,000)	(1,524,000)
Provision for credit losses on installment contracts	426,000	165,000
Principal collected on originated installment contracts Other adjustments	2,336,000 55,000	871,000 113,000
Change in assets and liabilities:
Inventories	4,098,000	(3,382,000)
Accounts receivable	(7,107,000)	(8,544,000)
Prepayments and other	(1,124,000)	(527,000)
Other assets	14,000	6,000
Accounts payable	868,000	5,283,000
Accrued liabilities	(3,264,000)	(869,000)

Net cash used in operating activities	(3,582,000)	(3,703,000)

Investing activities:
Capital expenditures	(1,264,000)	(2,916,000)
Investments in joint ventures	(446,000)	(88,000)
Proceeds from sale of property and equipment	97,000	6,000
Sale of retail centers	-	584,000

Net cash used in investing activities	(1,613,000)	(2,414,000)

Financing activities:
Purchase of treasury stock	-	(3,072,000)
Net borrowings on notes payable	2,860,000	6,762,000
Repayments on long-term debt	(3,565,000)	(552,000)

Net cash provided by (used in) financing activities	(705,000)	3,138,000

Net increase (decrease) in cash and cash equivalents	(5,900,000)	(2,979,000)

Cash and cash equivalents at the beginning of period	9,342,000	4,261,000

Cash and cash equivalents at the end of period	$3,442,000	$1,282,000

Supplemental cash flow information:
Cash paid for interest	$ 648,000	$ 1,009,000
Cash paid for income taxes	$ 13,000	$ 3,207,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 31, 1999, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of June 30, 2000, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2000 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

2. INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

	June 30, 2000	December 31, 1999
	(Unaudited)

Raw materials	$7,231,000	$7,537,000
Work in progress	688,000	749,000
Finished goods	23,359,000	27,090,000
	$31,278,000	$35,376,000

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

Outstanding options of 604,708 and 533,281 for the twenty-six weeks and thirteen weeks ended June 30, 2000 and July 2, 1999, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive. The majority of common options outstanding were at prices, which exceed the common stock market price.

4. REPURCHASE AGREEMENTS:

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At June 30, 2000, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $79 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. As a result of dealer failures, the Company incurred expenses during the second quarter of 2000 totaling $593,000 related to its inventory repurchase obligations.

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

6. IMPAIRMENT AND OTHER CHARGES

During the second quarter of 2000, the Company decided to close eight of its 29 retail centers. The decision was based primarily on losses incurred at these centers over the last several months. Three retail centers were closed in the second quarter of 2000 and the remaining five retail centers are expected to be closed within ninety days. In connection with the decision to close these retail centers, the Company recorded a charge of $4.4 million ($3.2 million after tax) consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers which the Company has committed to close. Although this amount represents management's best estimate of total costs to close these centers, the actual cost could ultimately differ from this amount. The Company has recorded the exit costs as an impairment charge in the accompanying statement of operations. During the twenty-six weeks ended June 30, 2000 and July 2, 1999, these eight centers generated 4.2% and 3.9%, respectively, of the total revenues of the Company. The impact of these centers on the operating income of the Company was a pre-tax loss of $1.0 million ($730,000 after-tax) and a pre-tax loss of $660,000 ($480,000 after-tax) during the twenty-six weeks ended June 30, 2000 and July 2, 1999, respectively.

7. segment and related information

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

During the fourth quarter of 1999, the Company made certain changes to the composition of its internal segments. The corresponding information for the twenty-six and thirteen weeks ended July 2, 1999 have been restated to conform to these changes.

The following table presents information about segment profit or loss, dollars in thousands:

Thirteen Weeks Ended Twenty-six Weeks Ended

	June 30, 2000	July 2, 1999	June 30, 2000	July 2, 1999

Revenues:
Manufacturing	$42,125	$57,895	$80,830	$119,536
Retail operations	13,705	16,360	26,771	33,633
Component supply Consumer financing	9,230 277	14,561 305	17,680 585	28,650 636
Other operating segments	2,250	2,719	4,282	5,267
Eliminations	(15,932)	(22,090)	(32,356)	(44,426)
Total revenues	$51,655	$69,750	$97,792	$143,296

Gross profit:
Manufacturing	4,093	6,005	6,867	13,076
Retail operations	3,736	4,677	7,375	9,737
Component supply Consumer financing	767 51	1,161 107	1,288 146	2,321 242
Other operating segments	1,852	2,249	3,572	4,356
Eliminations	(2,072)	(2,446)	(3,709)	(5,150)
Gross profit	$8,427	$11,753	$15,539	$24,582

Segment operating income (loss):
Manufacturing	$ 1,566	$ 2,280	$ 1,888	$ 5,898
Retail operations	(5,735)	(550)	(6,772)	(931)
Component supply Consumer financing	425 27	745 101	621 (5)	1,470 77
Corporate	(524)	200	(1,051)	53
Other operating segments	177	350	567	241
	(4,064)	3,126	(4,752)	6,808
Income/expenses not allocated to segments:
Interest (expense)/income, net	(572)	(445)	(993)	(837)
Benefit (provision) for income taxes	1,240	(1,032)	1,450	(2,262)
Net income (loss)	(3,396)	$ 1,649	(4,295)	$ 3,709

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

  IMPACT OF RECENTLY ISSUED ACCOUNT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") no. 101, "Revenue Recognition in financial Statements," and its effective date was amended in March 2000 by SAB No. 101A. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The Company expects to adopt the provisions of SAB 101 in the third quarter of 2000 and is currently determining the impact, if any, on the Company's financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

As a whole, the manufactured housing industry has been adversely affected by many uncontrollable economic factors, and has struggled in the past few quarters and will likely continue to struggle for the next few quarters as well. The current situation in the manufactured housing industry is the result of many factors. Rapid industry growth over the past 10 years resulted in an increase in the overall number of dealers, in manufacturing output and in the number of homes available at the retail level. These larger inventories and a generally slower reduction of those inventories has led to increased price competition and reduced profits. Tightening credit and increasing interest rates have compounded the situation and negatively affected the industry's overall financial performance, with virtually all manufacturers and retailers being impacted. Southern Energy Homes has not been excluded from this group, however we have taken carefully planned steps designed to decrease costs and improve efficiency. In 1999 this included closing manufacturing facilities, consolidating divisions, reducing workforce and selling unprofitable retail centers. We will continue to carefully monitor the situation and remain prepared to take whatever additional measures become necessary to emerge from this industry downturn financially sound and prepared to take advantage of future opportunities presented by an increase in the demand for affordable housing. We are confident in the long-term future for the manufactured housing industry and Southern Energy Homes, Inc.

RESULTS OF OPERATIONS

Twenty-six weeks and thirteen weeks ended June 30, 2000 as compared with twenty-six weeks and thirteen weeks ended July 2, 1999.

Net Revenues

Total net revenues (gross sales less volume discounts, returns and allowances) for the twenty-six weeks ended June 30, 2000 were $97.8 million, as compared with $143.3 million in the prior year period. For the thirteen weeks ended June 30, 2000, total net revenues were $51.7 million, as compared with $69.8 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes were $80.8 million (including intersegment revenues of $14.2 million) for the twenty-six weeks ended June 30, 2000, as compared with $119.5 million (including intersegment revenues of $17.9 million) for the prior year period, a decrease of 32.4%. The decline in sales to dealers was primarily attributable to decreased demand and the closure of the North Carolina manufacturing facility in July 1999, the closure of a manufacturing facility in Alabama in August 1999, a fire which damaged and temporarily closed two Alabama plants in February 2000 and a decline in the average wholesale price per home shipped . Total homes shipped for the twenty-six weeks ended June 30, 2000 was 3,117, down 30.2% from the number of homes shipped in the prior year period. The average wholesale price per home for the twenty-six weeks ended June 30, 2000 was $25,932, as compared with $26,765 in the prior year period, a decline of 3.1%. For the thirteen weeks ended June 30, 2000, net revenues from the wholesale sale of manufactured homes were $42.1 million (including intersegment revenues of $6.4 million), as compared with $57.9 million (including intersegment revenues of $8.7 million) for the prior year period, a decrease of 27.3%. The decline in sales to dealers was primarily attributable to decreased demand and the closure of the North Carolina manufacturing facility in July 1999, the closure of a manufacturing facility in Alabama in August 1999, a fire which damaged and temporarily closed two Alabama plants in February 2000 and a decline in the average wholesale price per home shipped. Total homes shipped for the thirteen weeks ended June 30, 2000 was 1,618, down 25.9% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended June 30, 2000 was $26,035, as compared with $26, 521 in the prior year period, a decline of 1.8%.

Net revenues from the retail sale of manufactured homes were $26.8 million for the twenty-six weeks ended June 30, 2000, as compared with $33.6 million for the prior year period, a decrease of 20.5%. Total retail homes sold for the twenty-six weeks ended June 30, 2000 was 794, down 14.4% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company operating eight fewer retail centers, during the twenty-six weeks ended June 30, 2000, compared to the prior year period. The decline in retail revenues was also attributable to a decline in the average retail price per home sold. The average retail price per home sold in the quarter ended June 30, 2000 was $42,841, as compared with $44,736 in the prior year period, a decline of 4.2%.. For the thirteen weeks ended June 30, 2000, net revenues from the retail sale of manufactured homes were $13.7 million, as compared with $16.4 million for the prior year period, a decrease of 16.5%. Total retail homes sold for the thirteen weeks ended June 30, 2000 was 414, down 10.4% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company operating eight fewer retail centers, during the quarter ended June 30, 2000, compared to the prior year period. The decline in retail revenues was also attributable to a decline in the average retail price per home sold. The average retail price per home sold in the quarter ended June 30, 2000 was $43,252, as compared with $44,669 in the prior year period, a decline of 3.2%.

Net revenues from the component supply segment were $17.7 million (including intersegment revenues of $15.0 million) for the twenty-six weeks ended July 2, 1999, as compared with $28.7 million (including intersegment revenues of $22.7 million) for the prior year period, a decrease of 38.3%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment. For the thirteen weeks ended June 30, 2000, net revenues from the component supply segment were $9.2 million (including intersegment revenues of $7.8 million), as compared with $14.6 million (including intersegment revenues of $11.3 million) for the prior year period, a decrease of 37.0%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment.

Revenues from the consumer finance subsidiary were $585,000 and $277,000, respectively, for the twenty-six weeks and thirteen weeks ended June 30, 2000, as compared with revenues of $636,000 and $305,000 for the comparable prior year periods.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the twenty-six weeks ended June 30, 2000 was $15.5 million, or 15.9% of net revenues, as compared with $24.6 million, or 17.2% of net revenues, in the prior year period. The decline in the gross profit percentage was attributable primarily to increased competitive pricing at wholesale, the inability to pass on increased material prices due to competitive conditions in the industry, labor and fixed costs inefficiencies brought on by having to operate at lower capacities and increased warranty expenses as a percent of net sales. For the thirteen weeks ended June 30, 2000, gross profit was $8.4 million, or16.3% of net revenues, as compared with $11.8 million, or 16.9% of net revenues, in the prior year period. The decline in the gross profit percentage was attributable primarily to increased competitive pricing at wholesale, and labor and fixed costs inefficiencies brought on by having to operate at lower capacities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative salaries, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $15.7 million, or 16.0% of net revenues, during the twenty-six weeks ended June 30, 2000, as compared with $17.6 million, or 12.3% of net revenues, for the same period of the prior year. For the thirteen weeks ended June 30, 2000, selling, general and administrative expenses were $8.0 million, or 15.5% of net revenues, as compared with $8.5 million, or 12.2% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to increased dealer interest payments to remain competitive in market areas, increased freight expenses due to fuel increases and increased legal fees. The percentage of net revenues consumed by these expense items also increased because net revenue decreased. Thus, though the dollar amounts of these expense items actually decreased from $8.5 million to $8.0 million, the percentage of net revenue consumed nevertheless increased.

Interest Expense

Interest expense for the twenty-six weeks ended June 30, 2000 was $1.2 million, as compared with $1.0 million in the prior year period. For the thirteen weeks ended June 30, 2000, interest expense was $647,000, as compared with $515,000 in the prior year period. . The increase in interest expense in the current quarter was a result of increased notes payable associated with the floor plan financing of the Company's retail inventory and an increase in the interest rates.

Interest Income

Interest income for the twenty-six weeks ended June 30, 2000 was $208,000, as compared with $172,000 in the comparable prior year period. For the thirteen weeks ended June 30, 2000, interest income was $75,000, as compared with $70,000 in the prior year period. The increase in interest income reflects higher average cash and cash equivalent balances during the quarter ended June 30, 2000.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Credit provision for income tax expense for the twenty-six weeks ended June 30, 2000 was $1.5 million, or an effective tax rate of 25.2%, as compared with an income tax expense of $2.3 million, or an effective tax rate 37.9% in the prior year period. For the thirteen weeks ended June 30, 2000, credit provision for income tax expense was $1.2 million, or an effective tax rate of 26.7%, as compared with an income tax expense of $1.0 million, or an effective tax rate of 38.5% in the prior year periods.

Impairment and Other Charges

During the second quarter of 2000, the Company decided to close eight of its 29 retail centers. The decision was based primarily on losses incurred at these centers over the last several months. Three retail centers were closed in the second quarter of 2000 and the remaining five retail centers are expected to be closed within ninety days. In connection with the decision to close these retail centers, the Company recorded a charge of $4.4 million ($3.2 million after tax) consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers which the Company has committed to close. Although this amount represents management's best estimate of total costs to close these centers, the actual cost could ultimately differ from this amount. The Company has recorded the exit costs as an impairment charge in the accompanying statement of operations. During the twenty-six weeks ended June 30, 2000 and July 2, 1999, these eight centers generated 4.2% and 3.9%, respectively, of the total revenues of the Company. The impact of these centers on the operating income of the Company was a pre-tax loss of $1.0 million ($730,000 after-tax) and a pre-tax loss of $660,000 ($480,000 after-tax) during the twenty-six weeks ended June 30, 2000 and July 2, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

The Company is continuing to monitor its cash position in light of present trends. The Company recently paid off all of its long term debt and lowered its outstanding balance on its line of credit from $24.4 million to $21 million, while negotiating a new $8.0 million line of credit with a wholesale lender to floorplan a portion of the homes sold to Company retail centers.

Cash Flows

During the twenty-six weeks ended July 30, 2000, the Company's cash used by operations was approximately $3.6 million. Cash used by operations included a net loss of $4.3 million, origination of installment contracts of $1.9 million, increased accounts receivable and prepayments of $8.2 million and decreased accrued liabilities of $3.3 million. These amounts were partially offset by decreased inventories of $4.1 million and principal collected on originated installment contracts of $2.3 million.. In addition to cash used by operating activities, other significant uses of cash included capital expenditures of $1.3 million, and repayments of long-term debt of $3.6 million. Other significant sources of cash included increased borrowings on notes payable of $2.9 million.

During the twenty-six weeks ended July 2, 1999, the Company's cash used by operations was approximately $3.7 million. Cash used by operations included origination of installment contracts of $1.5 million and increased accounts receivable, inventories and prepayments of $12.5 million. These amounts were partially offset by net income of $3.7 million and increased accounts payable of $5.3 million. In addition to cash used by operating activities, other significant uses of cash included capital expenditures of $2.9 million, purchase of treasury stock of $3.1 million, and repayments of long-term debt of $0.6 million. Other significant sources of cash included increased borrowings on notes payable of $6.8 million.

At June 30, 2000, the Company's net working capital was $17.1 million, compared with $18.7 million at December 31, 1999. The decrease in net working capital was primarily a result of a decrease in cash and cash equivalents of $5.9 million, an increase in notes payable of $2.9 million, and a $4.1 million decrease in inventories, partially offset by a $7.1 million increase in accounts receivable, and a 2.9 million decrease in accrued liabilities. . On February 28, 2000 the Company's primary lender renewed the Company's bank line of credit. To provide additional working capital, the maximum line was increased to $28.5 million. The line is secured by the Company's accounts receivable. Security for the line was extended to include the Company's raw material inventories. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. At the time of the renewal, certain other modifications were made in the Loan Agreement governing the line. The Debt Service Coverage Ratio was reduced substantially and a negative pledge covenant was deleted by agreement to exclude any application to the Company's real property. As noted in the Company's most recent Form 10-K, the Company owns substantially all of the real property on which it conducts its manufacturing operations. The Lender further agreed that any one time non recurring loss, as determined by generally accepted accounting principles, would not be taken into account in any financial covenant other than the tangible net worth covenant, which was also reduced. The renewed line of credit matures on May 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company has $21.0 million in outstanding borrowings under this line at June 30, 2000.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At June 30, 2000, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $79 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. As a result of dealer failures, the Company incurred expenses during the second quarter of 2000 totaling $593,000 related to its inventory repurchase obligations.

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

Quantitative and Qualitative Disclosures Regarding Market Risk.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financials instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.5% over LIBOR. Accordingly, the Company is subject to market risk associated with changes in interest rates. At June 30, 2000, $21.0 million was outstanding under the credit agreement. As of December 31, 1999, the principal amount outstanding under the credit agreement was $25.0 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $242,000, which would reduce cash flow and pre-tax earnings dollar for dollar. Accounts receivable: Most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer's floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those in any forward looking statements, including without limitation: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its Wenco 21 joint venture to make available consumer loans; the performance of the loans held by the Company's finance subsidiary; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its expansion plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

"Not applicable"

Item 3. Defaults upon Senior Securities

"Not applicable"

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 23, 2000. At the meeting, the stockholders elected to serve as members of the Board of Directors of the Company the persons whose names are below. The votes were as follows:

Election of Directors:

For Against Withheld No Votes

Wendell L. Batchelor 10,816,503 0 220,438 1,096,049

Keith W. Brown 10,841,203 0 195,738 1,096,049

Louis C. Henderson, Jr. 10,836,853 0 200,088 1,096,049

Keith O. Holdbrooks 10,834,703 0 202,238 1,096,049

Joseph J. Incandela 10,831,703 0 205,238 1,096,049

Jonathan O. Lee 10,834,703 0 202,238 1,096,049

Johnny R. Long 10,837,203 0 199,738 1,096,049

** - Jonathan O. Lee and Joseph J. Inacandela notified the Company in a letter dated June 12, 2000 of their resignations as directors. The Board subsequently elected James A. Taylor and A. C. (Del) Marsh to the Company's Board of Directors replacing Jonathan O. Lee and Joseph J. Incandela. Clinton O. Holdbrooks was also elected to the Board of Directors.

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

SOUTHERN ENERGY HOMES, INC.

Date: August 14, 2000 By: /s/ Wendell L. Batchelor Wendell L. Batchelor, Chairman

and Chief Executive Officer

Date: August 14, 2000 By: /s/ Keith W. Brown Keith W. Brown, Executive Vice

President, Chief Financial

Officer, Treasurer and

Secretary