Form 10-Q
period 2000-09-29
SOUTHERN ENERGY HOMES INC
filed 2000-11-13
CIK 896397

DRAFT   11/10/00   2:39 PM
\\BIRFS0001\VOL1\USERDATA\AUDIT\Southern Energy Homes\BC\10Q
2qtr1999.doc (Linda Elrod)
      \\BIRFS0001\VOL1\USERDATA\AUDIT\SOZ368\BC\april3~1.doc
                            (ELRODLD)
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 29, 2000 or

[   ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the transition period from _______ to _______

                Commission File Number:  0-21204


                   SOUTHERN ENERGY HOMES, INC.
     (Exact name of registrant as specified in its charter)

        Delaware                                         63-1083246
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                      Identification No.)


144 Corporate Way, P.O. Box 390, Addison, Alabama            35540
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

                       Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


12,132,990 shares of Common Stock, $.0001 par value, as of November  10, 2000


          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                              INDEX


                                                                          Page
PART I    FINANCIAL INFORMATION:

         Unaudited Consolidated Condensed Balance Sheets,
          September 29, 2000 and December 31, 1999                           2

         Unaudited Consolidated Condensed Statements of Operations -
          Thirteen Weeks Ended September 29, 2000 and
          October 1, 1999 and Thirty-nine Weeks Ended
          September 29, 2000 and October 1, 1999                             3

         Unaudited Consolidated Condensed Statements of Cash Flows -
          Thirty-nine Weeks Ended September 29, 2000 and
          October 1, 1999                                                    4

         Notes to Unaudited Consolidated Condensed Financial Statements      5

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

PART II   OTHER INFORMATION                                                 13

          SIGNATURES                                                        16

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)
                                          September 29,        December 31,
                                             2000                  1999

                                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                $ 6,118,000      $  9,342,000
 Accounts receivable (less allowance for
 doubtful accounts of $168,000 and
 $470,000,  repectively                    20,552,000        16,897,000
 Inventories                               29,523,000        35,376,000
 Refundable income taxes                    2,002,000         2,579,000
 Deferred tax benefits                      5,224,000         4,311,000
 Prepayments and other                      1,283,000           924,000
                                           64,702,000        69,429,000

PROPERTY AND EQUIPMENT:
 Property and equipment, at cost           36,804.000        35,598,000
 Less - accumulated depreciation          (13,675,000)      (11,967,000)
                                           23,129,000        23,631,000

INTANGIBLES AND OTHER ASSETS
 Installment contracts receivable (less
 allowance for credit losses of $750,000
 and $357,000 respectively)                10,451,000        11,597,000
 Goodwill                                   6,633,000        10,657,000
 Investment in joint ventures               5,732,000         5,728,000
 Other assets                                 872,000           972,000
                                           23,688,000        28,954,000
                                          $111,519,00      $122,014,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable                             30,507,000        29,182,000
 Current maturities of long-term debt               0         1,101,000
 Accounts payable                           3,658,000         4,168,000
 Accrued liabilities                       14,271,000        16,315,000
                                           48,436,000        50,766,000
LONG-TERM DEBT                                      0         2,464,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value,
 1,000,000 shares authorized, none
 outstanding                                        -                 -
 Common stock, $.0001 par value,
 40,000,000 shares authorized, 12,132,990
 issued and outstanding at  September 29,
 2000 and at December 31, 1999                  1,000             1,000
 Capital in excess of par                   8,329,000         8,329,000
 Retained earnings                         54,753,000        60,454,000
                                           63,083,000        68,784,000
                                          $111,519,00      $122,014,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
                        September 29,  October 1,  September 29, October 1,
                           2000          1999         2000         1999

Net revenues             $44,270,000  $63,856,000  $142,063,000   $207,151,000

Cost of sales             36,443,000   53,569,000    18,696,000    172,283,000

  Gross profit             7,827,000   10,287,000    23,367,000     34,868,000

Operating Expenses:
 Selling, general
 and administrative        8,954,000    8,365,000    24,608,000     25,944,000
 Amortization of
 intangibles                  99,000       70,000       354,000        263,000
 Impairment charges                0    6,387,000     4,382,000      6,387,000
                           9,053,000   14,822,000    29,344,000     32,594,000

Operating income (loss)   (1,226,000)  (4,535,000)   (5,977,000)     2,274,000

Interest expense             679,000      500,000     1,880,000      1,510,000
Interest income              104,000       68,000       311,000        240,000

Income (loss) before
income taxes              (1,801,000)  (4,967,000)   (7,546,000)     1,004,000
Provision (credit)
for income taxes            (395,000)  (1,900,000)   (1,845,000)       362,000

Net income (loss)        $(1,406,000) $(3,067,000)  $(5,701,000)     $ 642,000

Net income (loss)
per common share:
 Basic and Diluted           $ (0.12)     $ (0.25)      $ (0.47)        $ 0.05

Weighted average
number of common
shares:
 Basic and Diluted        12,132,990     12,132,990   12,132,990    12,191,277


The accompanying notes are an integral part of these consolidated condensed financial statements.

               SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 Thirty-nine Weeks Ended
                                               September 29,     October 1,
                                                  2000              1999

Operating activities:
 Net income (loss)                             $(5,701,000)       $642,000

 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Equity (income) loss of joint ventures          182,000        (985,000)
   Distribution from joint ventures                260,000         640,000
   Depreciation of property and equipment        1,767,000       1,992,000
   Amortization of intangibles                     354,000         263,000
   Impairment charge                             4,382,000       6,387,000
   Origination of installment contracts         (2,647,000)     (2,037,000)
   Credit for doubtful accounts receivable        (302,000)              -
   Provision for credit losses on installment
     contracts                                   1,129,000         317,000
   Principal collected on originated installment
     contracts                                   2,664,000       1,222,000
   Provision (credit) for deferred income taxes   (913,000)       (549,000)
   Gain on sale of property and equipment            8,000               -
   Other                                                 -          45,000
 Change in assets and liabilities:
   Inventories                                   5,853,000         774,000
   Accounts receivable                          (3,353,000)     (5,693,000)
   Prepayments and other                           196,000        (180,000)
   Other assets                                     23,000        (211,000)
   Accounts payable                               (510,000)      4,051,000
   Accrued liabilities                          (2,403,000)     (4,155,000)

Net cash provided by operating activities          989,000       2,523,000

Investing activities:
 Capital expenditures                           (1,644,000)     (3,958,000)
 Investments in joint ventures                    (446,000)        (88,000)
 Proceeds from sale of property and equipment      117,000         594,000
  Net cash used in investing activities         (1,973,000)     (3,452,000)

Financing Activities:
  Purchase of treasury stock                             -      (3,072,000)
  Net borrowings on notes payable                1,325,000       4,469,000
  Repayments on long-term debt                  (3,565,000)       (828,000)

 Net cash provided by (used in) financing
  activities                                    (2,240,000)        569,000

Net decrease in cash and cash equivalents       (3,224,000)       (360,000)

Cash and cash equivalent at the beginning
of period                                        9,342,000       4,261,000

Cash and cash equivalents at the end of period  $6,118,000      $3,901,000

Supplemental cash flow information:
 Cash paid for interest                         $1,881,000      $1,510,000
 Cash paid for income taxes                        $27,000      $3,612,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

          SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of December 31, 1999, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of September 29, 2000, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2000 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

2.  INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                  September 29,     December 31,
                          2000             1999
                             (Unaudited)

Raw materials        $6,764,000      $7,537,000
Work in progess         667,000         749,000
Finished goods       22,092,000      27,090,000
                    $29,523,000     $35,376,000

3.  EARNINGS PER SHARE:
Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the subject period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised, converted into common stock, or result in the issuance of common stock that will share in the earnings of the Company.

Outstanding options of 928,871 and 533,281 for the thirty-nine weeks and thirteen weeks ended September 29, 2000 and October 1, 1999, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive.

4.  REPURCHASE AGREEMENTS:
Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At September 29, 2000, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $72 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

The Company was named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in state court in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation, and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages was not specified. The Company believes the claims are without merit and has vigorously defended itself against them. The Defendants, including the Company, filed a motion to dismiss the case in December 1998. During 1999 the motion was granted and the case was dismissed. The Plaintiff's appealed it and the Kentucky Court of appeals affirmed the lower court's decision in September 2000. The Plaintiffs may seek review by the Kentucky Supreme Court, but to this point, no further appeal has been taken. Nevertheless, the outcome of litigation and appellate proceedings cannot be predicted and adverse rulings and outcomes could have a material adverse effect on this Company.

The Company is a party to various other legal proceedings incidental to its business. The company typically issues a one-year warranty on new manufactured homes. The majority of these legal proceedings are claims related to that warranty on manufactured homes, or employment issues such as worker's compensation claims. Management believes that adequate reserves
are maintained for such claims.   In the opinion of management,
after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

6.  IMPAIRMENT AND OTHER CHARGES
During the second quarter of 2000, the Company decided to close eight of its 29 retail centers. The decision was based primarily on losses incurred at these centers over the last several months. Three retail centers were closed in the second quarter of 2000, three retail centers were closed in the third quarter 2000, one retail center was closed in October 2000 and one retail center was closed in November 2000. In connection with the decision to close these retail centers in the second quarter, the Company recorded a charge of $4.4 million ($3.2 million after tax) consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers which the Company has committed to close.  Although this amount
represents management's best estimate of total costs to close these centers, the actual cost could ultimately differ from this
amount.   During the thirty-nine weeks ended September 29, 2000
and October 1, 1999, these eight centers generated 3.3% and 3.7%, respectively, of the total revenues of the Company. The impact of these centers on the operating income of the Company, excluding the impairment charges, was a pre-tax loss of $1.5 million ($1.1 million after-tax) and a pre-tax loss of $998,000 ($638,000 after-tax) during the thirty-nine weeks ended September 29, 2000 and October 1, 1999, respectively. The company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would incur further impairment charges.

7.  SEGMENT AND RELATED INFORMATION
The Company has four primary reportable segments: manufacturing, retail operations, component supply, and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. The retail operations segment sells homes to retail customers, which have been produced by various manufacturers including the Company's manufacturing segment. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The consumer financing segment has now restricted its loan origination activities and engaged 21st Century to service its existing loan portfolio.

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

During the fourth quarter of 1999, the Company made certain changes to the composition of its internal segments. The corresponding information for the thirty-nine and thirteen weeks ended October 1, 1999 have been restated to conform to these changes.

The following table presents information about segment profit or loss, dollars in thousands:


                    Thirteen Weeks Ended          Thirty-nine Weeks Ended
                  September 29,   October 1,    September 29,    October 1,
                           2000         1999             2000          1999

Revenues:
 Manufacturing          $37,251      $48,868         $118,081      $168,404
 Retail operations       12,718      $17,623           39,489        51,256
 Component supply         7,412       11,118           25,092        39,768
 Consumer financing         289          296              874           932
 Other operating
  segments                2,106        2,348            6,389         7,615
 Eliminations           (15,506)     (16,397)         (47,862)      (60,824)
  Total revenues         44,270      $63,856         $142,063      $207,151

Gross profit:
 Manufacturing           $4,251       $5,026          $11,118       $18,102
 Retail operations        3,418        4,588           10,793        14,325
 Component supply           663          823            1,951         3,144
 Consumer financing          57           84              203           326
 Other operating segments 1,535        1,815            5,108         6,171
 Eliminations            (2,097)      (2,049)          (5,806)       (7,200)
 Gross profit            $7,827      $10,287          $23,367       $34,868


Segment operating income
(loss):
 Manufacturing           $1,369     $ (4,424)          $3,257        $1,474
 Retail operations       (1,552)        (548)          (8,324)       (1,479)
 Component supply           327          407              948         1,877
 Consumer financing        (880)         (67)            (885)           10
 Corporate                 (337)        (204)          (1,388)         (151)
 Other operating segments  (153)         301              415           543
                         (1,226)      (4,535)          (5,977)        2,274
 Income/expenses not
 allocated to segments:
  Interest (expense)       (575)        (432)          (1,569)       (1,270)
  Benefit (provision)
    for income taxes        395        1,900            1,845          (362)
Net income (loss)       $(1,406)     $(3,067)         $(5,701)         $642

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

8.   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") no. 101, "Revenue Recognition in financial Statements," and its effective date was amended in March 2000 by SAB No. 101A. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The Company expects to adopt the provisions of SAB 101 in the fourth quarter of 2000 and is currently determining the impact, if any, on the Company's financial statements.

Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
GENERAL
As a whole, the manufactured housing industry has been adversely affected by uncontrollable economic factors, and has struggled in the past several quarters. The current situation in the manufactured housing industry is the result of many factors. Rapid industry growth over the past 10 years resulted in an increase in the overall number of dealers, an increase in manufacturing output and an increase in the number of homes available at the retail level. These larger inventories and the generally slower reduction of those inventories has led to increased price competition and reduced profits. Tightening credit and increasing interest rates have compounded the situation and negatively affected the industry's overall financial performance, with virtually all manufacturers and retailers being impacted. Southern Energy Homes has not been excluded from this group; however, we have taken carefully planned steps designed to decrease costs and improve efficiency. In 1999 and 2000 these steps included closing manufacturing facilities, consolidating divisions, and selling unprofitable retail centers. We continue to monitor the situation and remain prepared to take additional measures necessary to emerge financially sound from this industry downturn and are prepared to take advantage of any future opportunities presented by any increase in the demand for affordable housing. We are confident in the long-term future for the manufactured housing industry and Southern Energy Homes, Inc.

In light of current industry conditions, the Company expects that there will be future declines in wholesale and retail revenues and related net profit margins, which could have a material operating affect on the Company's operating results.


RESULTS OF OPERATIONS
Thirty-nine weeks and thirteen weeks ended September 29, 2000 as compared with thirty-nine weeks and thirteen weeks ended October
1, 1999.

Net Revenues

Total net revenues (gross sales less volume discounts, returns and allowances) for the thirty-nine weeks ended September 29, 2000 were $142.1 million, as compared with $207.2 million in the prior year period. For the thirteen weeks ended September 29, 2000, total net revenues were $44.3 million, as compared with $63.9 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes were $118.1 million (including intersegment revenues of $21.8 million) for the thirty-nine weeks ended September 29, 2000, as compared with $168.4 million (including intersegment revenues of $23.6 million) for the prior year period, a decrease of 29.9%. The decline in sales to dealers was primarily attributable to decreased demand, the closure of a manufacturing facility in Alabama in August 1999, a fire which damaged and temporarily closed two Alabama plants in February 2000, and a decline in the average wholesale price per home shipped . Total homes shipped for the thirty-nine weeks ended September 29, 2000 was 4,566, down 27.0% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirty-nine weeks ended September 29, 2000 was $25,861, as compared with $26,919 in the prior year period, a decline of 3.9%. For the thirteen weeks ended September 29, 2000, net revenues from the wholesale sale of manufactured homes were $37.2 million (including intersegment revenues of $7.6 million), as compared with $48.9 million (including intersegment revenues of $5.7 million) for the prior year period, a decrease of 23.9%. The decline in sales to dealers was primarily attributable to decreased demand, the closure of two manufacturing facilities in Alabama in August 1999 and one in the second quarter of 2000 and a decline in the average wholesale price per home shipped. Total homes shipped for the thirteen weeks ended September 29, 2000 was 1,449, down 19.1% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended September 29, 2000 was $25,708, as compared with $27,300 in the prior year period, a decline of 5.8%.

Net revenues from the retail sale of manufactured homes were $39.5 million for the thirty-nine weeks ended September 29, 2000, as compared with $51.3 million for the prior year period, a decrease of 23.0%. Total retail homes sold for the thirty-nine weeks ended September 29, 2000 was 1,190, down 14.8% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company operating eight fewer retail centers, during the thirty-nine weeks ended September 29, 2000, compared to the prior year period. The decline in retail revenues was also attributable to a decline in the average retail price per home sold. The average retail price per home sold for the thirty-nine weeks ended September 29, 2000 was $42,605, as compared with $45,230 in the prior year period, a decline of 5.8%. For the thirteen weeks ended September 29, 2000, net revenues from the retail sale of manufactured homes were $12.7 million, as compared with $17.6 million for the prior year period, a decrease of 27.8%. Total retail homes sold for the thirteen weeks ended September 29, 2000 was 396, down 15.6% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company operating eight fewer retail centers, during the quarter ended September 29, 2000, compared to the prior year period. The decline in retail revenues was also attributable to a decline in the average retail price per home sold. The average retail price per home sold in the quarter ended September 30, 2000 was $43,265, as compared with $46,172 in the prior year period, a decline of 6.3%.

Net revenues from the component supply segment were $25.1 million (including intersegment revenues of $21.3 million) for the thirty-nine weeks ended September 29, 2000, as compared with $39.8 million (including intersegment revenues of $31.1 million) for the prior year period, a decrease of 36.9%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment. For the thirteen weeks ended September 29, 2000, net revenues from the component supply segment were $7.4 million (including intersegment revenues of $6.3 million), as compared with $11.1 million (including intersegment revenues of $8.5 million) for the prior year period, a decrease of 33.3%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the thirty-nine weeks ended September 29, 2000 was $23.4 million, or 16.4% of net revenues, as compared with $34.9 million, or 16.8% of net revenues, in the prior year period. The decline in the gross profit percentage was attributable primarily to increased competitive pricing. For the thirteen weeks ended September 29, 2000, gross profit was $7.8 million, or 17.7% of net revenues, as compared with $10.3 million, or 16.1% of net revenues, in the prior year period. The increase in the gross profit percentage was attributable primarily to lower material prices, decline in warranty expenses and positive physical inventory adjustments, (which reduced cost of sales) offset slightly by increased competitive pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative salaries, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $24.6 million, or 17.3% of net revenues, during the thirty-nine weeks ended September 29, 2000, as compared with $25.9 million, or 12.5% of net revenues, for the same period of the prior year. For the thirteen weeks ended September 29, 2000, selling, general and administrative expenses were $9.0 million, or 20.2% of net revenues, as compared with $8.4 million, or 13.1% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable to the following factors: aggregate adjustments related to Wenco Financial of approximately $900,000 ($705,000 after tax, $.06 per share), consisting of an increase to the loan loss reserve of approximately $400,000 and write down of repossessed inventories of approximately $500,000. Increase in selling and administrative expenses were increased dealer interest payments to remain competitive in market areas, increased freight expenses due to fuel increases, and increased legal fees

Interest Expense

Interest expense for the thirty-nine weeks ended September 29, 2000 was $1.9 million, as compared with $1.5 million in the prior year period. For the thirteen weeks ended September 29, 2000, interest expense was $679,000, as compared with $500,000 in the prior year period. . The increase in interest expense in the current quarter was a result of increased notes payable associated with the floor-plan financing of the Company's retail inventory and an increase in the interest rates.

Interest Income

Interest income for the thirty-nine weeks ended September 29, 2000 was $311,000 as compared with $240,000 in the comparable prior year period. For the thirteen weeks ended September 29, 2000, interest income was $104,000, as compared with $68,000 in the prior year period. The increase in interest income reflects higher average cash and cash equivalent balances during the quarter ended September 29, 2000.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Credit provision for income tax expense for the thirty-nine weeks ended September 29, 2000 was $1.8 million, or an effective tax rate of 24.5%, as compared with an income tax expense of $362,000, or an effective tax rate 36% in the prior year period. For the thirteen weeks ended September 29, 2000, credit provision for income tax expense was $395,000, or an effective tax rate of 21.9%, as compared with credit provision for income tax expense of $1.9 million, or an effective tax rate of 38.3% in the prior year period.

Impairment and Other Charges

During the second quarter of 2000, the Company decided to close eight of its 29 retail centers. The decision was based primarily on losses incurred at these centers over the last several months. Three retail centers were closed in the second quarter of 2000, three retail centers were closed in the third quarter 2000, one retail center was closed in October 2000 and one retail center was closed in November 2000. In connection with the decision to close these retail centers, the Company recorded in the second quarter, 2000 a charge of $4.4 million ($3.2 million after tax) consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers which the Company has committed to close. Although this amount represents management's best estimate of total costs to close these centers, the actual cost could ultimately differ from this amount. The Company has recorded the exit costs as an impairment charge in the accompanying statement of operations for the thirty-nine weeks ended. During the thirty-nine weeks ended September 29, 2000 and October 1, 1999, these eight centers generated 3.3% and 3.7%, respectively, of the total revenues of the Company.
The impact of these centers on the operating income of the Company, excluding the impairment charges, was a pre-tax loss of $1.5 million ($1.1 million after-tax) and a pre-tax loss of $998,000 ($638,000 after-tax) during the thirty-nine weeks ended September 29, 2000 and October 1, 1999, respectively. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would incur further impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

The Company is continuing to monitor its cash position in light of present trends. The Company recently paid off all of its long term debt and lowered its outstanding balance on its line of credit from $24.4 million to $20 million, while negotiating a new $8.0 million line of credit with a wholesale lender to floorplan a portion of the homes sold to Company retail centers.

Cash Flows

During the thirty-nine weeks ended September 29, 2000, net cash provided by operations was approximately $1.0 million. Cash provided by operations included decreased inventories of $5.9 million, principal collected on installment contracts of $2.7 million, depreciation of $1.8 million and provision for credit losses on installment contracts of $1.1 million, partially offset by originations of installment contracts of $2.6 million, increased accounts receivable of $3.4 million, decreased accrued liabilities of $2.4 million, and net loss of $5.7 million which included an impairment charge of $4.4 million. Other significant uses of cash included repayments of long-term debt of $3.6 million, and capital expenditures of $1.6 million, offset by net borrowings on notes payable of $1.3 million.

During the thirty-nine weeks ended October 1, 1999, net cash provided by operating activities was approximately $2.5 million. Cash provided by operating activities included increased accounts payable of $4.1 million, and principal collected on originated installment contracts of $1.2 million and net income of $0.6 million after depreciation of $2.0 million and non-recurring charges of $6.4 million. Cash provided by operations included originations of installment contracts of $2.0 million, increased accounts receivable of $5.7 million, and decreased accrued liabilities of $4.2 million. Other significant uses of cash included capital expenditures of $4.0 million, purchase of treasury stock of $3.1 million, and repayments of long-term debt of $0.8 million. Other significant sources of cash included increased borrowings on notes payable used for floor plan finance in retail operations of $4.5 million.

At September 29, 2000, the Company's net working capital was $16.3 million, compared with $18.7 million at December 31, 1999. The decrease in net working capital was primarily a result of a decrease in cash and cash equivalents of $3.2 million, a decrease in inventories of $5.9 million and an increase in notes payable of $1.3 million, partially offset by an increase in accounts receivable of $3.7 million and decreases in accrued liabilities of $2.0 million and current maturities of long-term debt of $1.1 million. On February 28, 2000 the Company's primary lender renewed the Company's bank line of credit. To provide additional working capital, the maximum line was increased to $28.5 million. The line is secured by the Company's accounts receivable. Security for the line was extended to include the Company's raw material inventories. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. At the time of the renewal, certain other modifications were made in the Loan Agreement governing the line. The Debt Service Coverage Ratio was reduced substantially and a negative pledge covenant was deleted by agreement to exclude any application to the Company's real property. As noted in the Company's most recent Form 10-K, the Company owns substantially all of the real property on which it conducts its manufacturing operations. The Lender further agreed that any one time non recurring loss, as determined by generally accepted accounting principles, would not be taken into account in any financial covenant other than the tangible net worth covenant, which was also reduced. The renewed line of credit matures on May 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company has $20.0 million in outstanding borrowings under this line at September 29, 2000.

Substantially all of the Company's dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. At September 29, 2000, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $72 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

The company does not have any planned material capital expenditures for the next twelve months.

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

Item 3.

The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements

Quantitative and Qualitative Disclosures Regarding Market Risk.


     Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to
     market   risk  associated  with  activities  in   derivative
     financial instruments, other financials instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The
     Company's  principal  credit  agreement  bears  a   floating
     interest rate of 1.5% over LIBOR. Accordingly, the Company is subject to market risk associated with changes in
     interest  rates.   At September 29, 2000,  $20  million  was
     outstanding under the credit agreement. As of December 31, 1999, the principal amount outstanding under the credit
     agreement   was  $25.0  million.    Assuming   that   amount
     outstanding, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $200,000, which would reduce cash flow and pre-
     tax  earnings dollar for dollar. Accounts receivable:   Most
     of  the  Company's sales of manufactured homes are pre-sold,
     such  that  orders exist before construction  begins.   When
     manufactured homes are sold to dealers as inventory, such homes are paid for by dealer's floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those in any forward looking statements, including without limitation: the cyclical and seasonal nature of housing markets; the availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its Wenco 21 joint venture to make available consumer loans; the performance of the loans held by the Company's finance subsidiary; the availability and pricing of raw materials; the concentration of the Company's business in certain regional markets; the Company's ability to execute and manage its operating plans; the availability of labor to implement those plans; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.
                   PART II - OTHER INFORMATION

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

The Company was named, along with several other manufactured housing companies, as a defendant in a class action lawsuit filed in state court in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation and that manufactured housing units are unsafe and/or dangerous for residential use. The amount of the damages was not specified. The Company believes the claims are without merit and has vigorously defended itself against them. The Defendants, including the Company, filed a motion to dismiss the case in December 1998. During 1999 the motion was granted and the case was dismissed. The Plaintiff's appealed it and the Kentucky Court of appeals affirmed the lower court's decision in September 2000. The Plaintiffs may seek review by the Kentucky Supreme Court, but to this point, no further appeal has been taken. Nevertheless, the outcome of litigation and appellate proceedings cannot be predicted and adverse rulings and outcomes could have a material adverse effect on this Company.

The Company is a party to various other legal proceedings incidental to its business. The company typically issues a one-year warranty on new manufactured homes. The majority of these legal proceedings are claims related to that warranty on manufactured homes, or employment issues such as worker's compensation claims. Management believes that adequate reserves
are maintained for such claims.   In the opinion of management,
after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.
in excess of the amounts reserved.

Item 2.   Changes in Securities and Use of Proceeds
              "Not applicable"

Item 3.   Defaults upon Senior Securities
              "Not applicable"

Item 4.   Submission of Matters to a Vote of Security Holders
              "Not applicable"

Item 5.   Other Information
              "Not applicable"

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
           The following Exhibits are incorporated herein by reference(except as otherwise noted).
           4.1 Certificate of incorporation of the Company, as amended (filed as Exhibit 3.1 to the Registration Statement on Form S-3, Registration No. 333-32933.)
           4.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           4.1 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           4.2 Southern Development Council, Inc. Promissory Note. (Filed as Exhibit 4.10 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           4.3   Stockholders' Agreement, dated as of June 8,1989  (Filed as
                 Exhibit 4.12 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           4.4 Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
          10.1 Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
          10.2 Employment Agreement with Keith Brown, dated as of June 8, 1989. (Filed as Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
          10.3 Employment Agreement with Johnny R. Long, dated as of June 8, 1989. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
          10.4 Southern Energy Homes, Inc. 1993 Stock Option Plan. (Filed as Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
          10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement Plan. (Filed as Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
          10.6 Management Agreement, effective as of June 8,1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc.
                (Filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
         10.7 Southern Development Council, Inc. Loan Commitment Agreement. Filed as Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-57420.)
         10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit
                10.16 to the Registration Statement on Form S-1,Registration No. 33-57420.)
         10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as
                Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
         10.10 Lease Agreement by and between Robert Lowell Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams as Landlord, and Southern Energy Homes, Inc., dated as of November 20, 1985. (Filed as Exhibit 10.23 to the RegistrationStatement on Form S-1, Registration No. 33-57420.)
         10.11 Agreement and Plan of Merger of Southern Energy Homes, Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)

         10.12  Certificate of Merger Merging of Southern Energy Homes, Inc.,
                an Alabama corporation, with and into Southern  Energy Homes,
                Inc., a Delaware corporation, dated as of January 19, 1993.
                (Filed as Exhibit 10.26 to the Registration Statement on Form
                S-1, Registration No. 33-57420.)
         10.13  Assignment of Lease and Rights dated June 29,1993 between
                B.B.H.L.P Partnership and Southern Energy Homes, Inc. (Filed
                as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
                quarter ended July 2, 1993, File No. 0-21204.)
         10.14  Lease Agreement dated as of June 1, 1984 between the
                Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.2 to the
                Quarterly Report on Form 10-Q for the quarter ended July 2,
                1993, File No. 0-21204.)
         10.15  Agreement Of Lease and Rights dated June 19, 1993 between
                B.B.H.L.P and Southern Energy Homes, Inc. (Filed as Exhibit
                10.3 to the Quarterly Report on Form 10-Q for the quarter
                ended July 2, 1993, File No. 0-21204.)
         10.16  Lease Agreement dated as of December 1,1986 between the
                Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit 10.4 to the
                Quarterly Report on Form 10-Q for the quarter ended July 2,
                1993, File No. 0-21204.)
         10.17  Letter Agreement dated May 18, 1993 and Master Note dated May
                19, 1993 between the Company and AmSouth Bank, N.A. (Filed as
                Exhibit 10.27 to the Registration Statement on Form S-1,
                Registration No. 33-68954.)
         10.18  Deed of Real Estate dated August 5, 1993 relating to the
                Company's Plant No. 2 in Addison, Alabama. (Filed as Exhibit
                10.27 to the Registration Statement on Form S-1, Registration
                No. 33-68954.)
         10.19  Deed of Real Estate dated July 30, 1993 relating to the
                Company's manufacturing facility in Fort Worth, Texas. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1,
                Registration No. 33-68954.)
         10.20  Southern Energy Homes, Inc.1996 Option Plan for Non-employee
                Directors. (Filed as Exhibit 10.20 to the Company's Annual
                Report on Form 10-K for the year ended December 29, 1995.)
         10.21  Agreement and Plan of Reorganization of Southern Energy
                Homes, Inc. a Delaware Corporation, and SE Management, Inc.
                an Alabama Corporation, dated November 22, 1996.
         10.22  Amended and Restated Employment Agreement with Wendell L.
                Batchelor, dated as of June 14, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10K for the year ended
                January 3, 1997).
         10.23  Amended and Restated Employment Agreement with Keith W.
                Brown, dated as of June 14, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10K for the year ended
                January 3, 1997).
         10.24  Asset Purchase Agreement, dated as of December 3,1997, by and among the Registrant, A&G, Inc. and the sole stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the Company's Annual
                Report on Form 10-K for the year ended January 2, 1998.)
         10.25  Asset Purchase Agreement, dated as of April 3, 1998, by and among Southern Energy S. C. Retail Corp., Rainbow Homes, Inc.
                and the sole stockholder of Rainbow Homes, Inc. (filed as
                Exhibit 10.25 to the Company's quarterly Report on Form 10-Q for the quarter ended October 2, 1998)
        27      Financial Data Schedule.**

     (b)  Reports on Form 8-K      None
** Filed herewith

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              SOUTHERN ENERGY HOMES, INC.


Date: November 10, 2000            By:   /s/ Wendell L. Batchelor
                                   Wendell L. Batchelor, Chairman
                                   and Chief Executive Officer




Date: November 10, 2000            By:   /s/ Keith W. Brown
                                   Keith W. Brown, Executive Vice
                                   President, Chief Financial
                                   Officer, Treasurer and
                                   Secretary