Form 10-K
period 2000-12-29
SOUTHERN ENERGY HOMES INC
filed 2001-04-02
CIK 896397

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-21204

                           SOUTHERN ENERGY HOMES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       63-1083246
           --------                                       ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  144 Corporate Way, P.O. Box 390, Addison, Alabama          35540
  -------------------------------------------------          -----
     (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (256) 747-8589
                                                           --------------

        Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
            N/A
- ----------------------------------     -----------------------------------------
- ----------------------------------     -----------------------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of March 27, 2001, was $8,402,490. The number of shares of common stock outstanding at that date was 12,132,990 shares, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
                                                                                        PART     ITEM
1.  Southern Energy Homes, Inc. Definitive Proxy Statement with respect to its
     May 22, 2001 Annual Meeting of Stockholders                                        III      10,11,12,13

                                     PART I

SOUTHERN ENERGY HOMES, INC.
ITEM 1. BUSINESS

GENERAL

     Southern Energy Homes, Inc. (the "Company") is engaged in the production and retail sale of manufactured homes, the retail financing of manufactured homes and the operation of three component supply divisions. The Company produces manufactured homes sold primarily in the southeastern and southcentral United States. The Company operates five home manufacturing facilities (four in Alabama and one in Texas) to produce homes sold in 18 states. The Company's homes are currently marketed under four brand names by 260 independent dealers at 412 independent dealer locations and 17 company-owned retail centers.

     The Company manufactures homes, which are designed as primary residences ready for immediate occupancy. The homes, most of which are customized at the Company's factories to the home buyer's specifications, are constructed by the Company in one or more sections which are transported by its own or independent trucking companies to dealer locations.

     The Company historically focused on the middle to higher priced range of the manufactured housing market, but in 1993 expanded its product line to include lower priced homes. The Company's homes range in size from 640 to 2,750 square feet and sell at retail prices ranging from $19,000 to $90,000, excluding land.

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

MANUFACTURED HOMES

     The Company produces a variety of single- and multi-section homes under four brand names. The Company's homes are manufactured in sections, which individually are transported to their destination. The finished homes may consist of one or more sections. Multi-section products are joined at their destination by the dealer or its contractor. The Company initially concentrated on the medium to higher priced segments of the manufactured housing market. Over the past several years, the Company has broadened its product line with lower priced homes that sell at retail for less than $25,000. The four divisions of the Company at which its homes were manufactured in 2000 and certain characteristics of the homes are as follows:


          DIVISION                TYPE                         SQUARE FEET       RETAIL PRICE RANGE
          --------                ----                         -----------       ------------------
          Southern Energy         Multi-section               1,312 - 2,750      $37,900 - $90,000
          Southern Lifestyle      Single and multi-section      640 - 2,330       19,000 -  71,000
          Southern Homes          Single and multi-section      672 - 2,432       20,000 -  50,000
          Southern Texas          Single and multi-section    1,088 - 2,432       20,000 -  57,500

     For the fiscal year ended December 29, 2000, the net revenues contributed by each of the Company's four home manufacturing divisions were as follows:
Southern Energy - $25 million; Southern Life/Style - $40 million; Southern Homes
- - $73 million; and Southern Energy Homes of Texas - $14 million.

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

RETAIL OPERATIONS

     The Company began its retail operations in November 1996 by acquiring a group of retail companies operating in Alabama and Mississippi. In December 1997, the Company expanded its retail operations by acquiring another retail company with seven locations in South Carolina. During 1998, the Company added another 15 retail centers through acquisitions. However, beginning in fiscal 1999, the industry began to weaken. During 2000, the Company closed eleven unprofitable retail sales centers; three in Alabama, three in Kentucky, two in South Carolina, two in Georgia and one in Mississippi. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would result in further impairment charges. At December 29, 2000, the Company had 17 retail sales centers; seven in Alabama, four in South Carolina, three in Kentucky, two in Tennessee, and one in Mississippi. Each of the 17 sales centers maintains a separate sales force. For the fiscal year ended December 29, 2000, 28% of the Company's net revenues were attributable to sales at the Company's own retail centers.

COMPONENT SUPPLY

     The Company currently operates three component supply divisions. Classic Panel Designs supplies laminated and other interior wall panels. Wind-Mar Supply provides windows, doors and countertops. Trimmasters produces wood molding and trim finishing, and is a provider of wood components and dining furniture. These divisions sell products both to the Company's own manufactured housing segment and to third-party customers. For the fiscal year period ended December 29, 2000, 3% of the Company's net revenues were attributable to sales of these ancillary products to third parties.

CONSUMER FINANCING

     Home buyers normally secure financing from third-party lenders such as banks or independent finance companies. The availability and cost of financing is important to the Company's sales. Starting in late 1999, financing started to become more restrictive and some lenders have exited the market. In order to provide home buyers with an additional source of financing, the Company's wholly-owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"), originated and serviced consumer loans for homes manufactured by the Company during the period January 1996 through February 1997. In February 1997, the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. With marketing support and assistance from the Company and Wenco 21, 21st Century originates and services consumer loans and assigns to Wenco 21 the net collections from those loans after deducting service fees and costs, credit loss reserves, and principal and interest payments due to third party investors or lenders. Wenco 21 is obligated to indemnify 21st Century against losses incurred in connection with the loans, other than losses incurred as a result of negligence by 21st Century. In light of the shift in consumer finance activities to Wenco 21, Wenco Finance reduced its loan origination activities and engaged 21st Century to service its existing loan portfolio. At December 29, 2000, Wenco Finance had $10.5 million of installment contract receivables outstanding as compared with $11.6 million at December 31, 1999. The Company expects that 21st Century and Wenco 21 will market the consumer loan program through the Company's retail centers and independent dealer network. There can be no assurance that 21st Century and Wenco 21 will be able to provide significant levels of financing for home buyers, or that such financing activities will not adversely impact the Company's profitability.

HOME MANUFACTURING OPERATIONS

     The Company's homes are currently manufactured by four operating divisions using assembly line techniques at five facilities, two of which are located in Addison, Alabama, one of which is located in Double Springs, Alabama, one of which is located in Lynn, Alabama and one of which is located in Fort Worth, Texas.

     The Company's facilities operate on a one shift per day, five days per week basis. The Company believes that these facilities have the capacity to produce a total of approximately 165 floor sections per week with minimal labor additions. The Company plans to continue to operate, like most of its competitors, on a single shift per day basis. During the fiscal year ended December 29, 2000, the Company produced an average of 174 floor sections per week. This represented a 24% decrease in floor section production from an average of 229 floor sections per week in the fiscal year ended December 31, 1999. In the fiscal year ended January 1, 1999, the Company produced an average of 262 floor sections per week. The following table sets forth the total floor sections and homes sold as well as the number of home manufacturing facilities operated by the Company for the periods indicated:

                                                                     Year Ended
                                    -----------------------------------------------------------------------------
                                           December 29, 2000          December 31, 1999           January 1, 1999
                                           -----------------          -----------------           ---------------
Homes                                                  5,504                      7,641                     8,891
Floor sections                                         9,041                     11,914                    13,621
Home Manufacturing facilities (1)                          5                          7                         9

(1) The Company closed one of its of its Addison, Alabama facilities in December 2000, one of its Double Springs, Alabama facilities in February 2000, one of its Addison, Alabama facilities in September 1999 and closed its North Carolina facility in July 1999.

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

     Substantially all production is initiated against specific orders, and the manufactured homes segment does not maintain any significant inventory of unsold completed homes. The Company's backlog of orders for manufactured homes as of March 1, 2001 was $1.7 million as compared with $1.0 million at March 1, 2000. Dealer orders are subject to cancellation prior to commencement of production for a variety of reasons, and the Company does not consider its backlog to be firm orders.

SALES NETWORK

     At December 29, 2000, the Company sold manufactured homes through approximately 260 independent dealers at approximately 412 independent dealer locations and through 17 company-owned retail centers in 18 states principally in the southeastern and south central United States. The Company believes that the quality of its independent dealer network has been important to the Company's performance.

     Each of the Company's four home manufacturing divisions maintains a separate sales force. At December 29, 2000, a total of 28 salespersons maintained personal contact with the Company's independent dealers. The Company markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in local media and participates in regional manufactured housing shows.

     The Company believes the close working relationship between its division management and the independent dealers they service has been an important factor in the effective distribution of the Company's products. In order to promote dealer loyalty and to enable dealers to penetrate retail markets, only one independent dealer within a given local market may distribute homes manufactured by a division of the Company. The Company does not have formal marketing agreements with its independent dealers and substantially all of the Company's independent dealers also sell homes of other manufacturers. The Company believes its relations with its independent dealers are good and the Company has experienced relatively low turnover in its established independent dealers in the past three years. In the fiscal year ended December 29, 2000, the Company's largest dealer accounted for 6.2% of net revenues and the ten largest dealers accounted for 27.0% of net revenues. In the fiscal year ended December 31, 1999, the Company's largest dealer accounted for 2.4% of net revenues, and the Company's ten largest dealers accounted for 19.2% of net revenues. In the fiscal year ended January 1, 1999, the Company's largest dealer accounted for 2.9% of net revenues and the Company's ten largest dealers accounted for 16.1% of net revenues.

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

INDEPENDENT DEALER FINANCING

     Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. Repurchases were $8.7 million, $4.9 million, and $1.4 million for the years ended 2000, 1999, and 1998 respectively. At December 29, 2000, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $61 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floorplan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. No dealer accounted for more than 6.2% of the Company's net revenues in each of the past three fiscal years. See "-Sales Network." The Company does not view any single independent dealer as being a material customer. The Company also finances substantially its entire retail inventory through floor plan arrangements and a line of credit.

COMPETITION

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon numerous factors, including total price to the dealer, customization to homeowners' preferences, product features, quality, warranty repair service and the terms of dealer and retail customer financing. The Company does not view any of its competitors as being dominant in the industry. However, a number of these firms are larger than the Company and possess greater manufacturing and financial resources. In addition, there are numerous firms producing manufactured homes in the southeastern and southcentral United States, many of which are in direct competition with the Company in the states where its homes are sold. Certain of the Company's competitors provide retail customers with financing from captive finance subsidiaries. While the Company has formed its Wenco 21 joint venture to provide consumer financing to customers through 21st Century, a contraction in consumer credit could provide an advantage to those competitors with established internal financing capabilities.

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

     Manufactured, modular and site-built homes are all built with particleboard, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company currently uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and that otherwise comply with HUD regulations in this regard. In addition, certain components of manufactured homes are subject to regulation by the Consumer Product Safety Commission ("CPSC") which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of manufactured homes' insulation specifications.

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

EMPLOYEES

     As of December 29, 2000, the Company employed 1,390 full-time employees involved in the following functional areas: manufacturing, 994; sales, 82; field service, 88; administration and clerical, 139; drivers, 40; and management, 47. The Company's manufacturing operations require primarily semi-skilled labor and personnel levels fluctuate with seasonal changes in production volume.

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

     Wendell L. Batchelor (age 58) is the Founder and Chairman of the Company and has been the Company's Chief Executive Officer and a Director since the Company's incorporation in 1982. Mr. Batchelor was President of the Company from 1982 to 1999. From 1971 to 1982, Mr. Batchelor was General Manager of Shiloh Homes, a division of Winston Industries. Mr. Batchelor was Sales Manager of Marietta Homes, a division of Winston Industries, from 1968 to 1971. From 1966 to 1968, Mr. Batchelor was a Sales Representative for Madrid Homes. Mr. Batchelor has served in the past as Chairman of the Alabama Manufacturer's Housing Institute.

     Keith O. Holdbrooks (age 40) was elected as the Company's President in June 1999 by the Company's Board of Directors and has served as the Company's Chief Operating Officer since August 1996. From 1991 to 1996, Mr. Holdbrooks served as General Manager for Southern Homes, a division of the Company, and from 1989 to 1991 served as Sales Manager for Southern Homes. From 1985 to 1989 Mr. Holdbrooks served as salesman for Southern Lifestyle, a division of the Company.

     Keith W. Brown (age 44) has served as the Company's Chief Financial Officer since the Company's incorporation in 1982 and as a Director since 1989. Mr. Brown served as the Company's Secretary from 1982 to January 1993 and resumed that office in September 1993. He was elected Treasurer in January 1993. From 1980 to 1982, Mr. Brown served as Controller for Shiloh Homes, a division of Winston Industries.

     Dan Batchelor (age 48) serves as the Company's General Counsel and Vice President. Mr. Batchelor practiced commercial and tort litigation and business law for almost twenty years before joining the Company in 1998. Mr. Batchelor received his B.A. from the University of Virginia, 1974; J.D. from Cumberland School of Law of Samford University, 1978; and LL.M. from the University of Miami School of Law, 1979. He is admitted to practice in Alabama, Georgia and Florida and various Federal jurisdictions.

ITEM 2. PROPERTIES

     The Company's manufactured home segment currently operates five home manufacturing facilities (four in Alabama, and one in Texas) and three component supply facilities (all in Alabama). The facilities used by the Company's manufactured home segment are as follows:


                                                 Building                                                      Leased or
Unit                                             Location                      Square Feet                       Owned
- ---------------------------------------    ---------------------            ------------------            --------------------
Manufacturing

Southern Energy                                Addison, AL                       72,000                          Owned

Southern Lifestyle                             Addison, AL                       62,500                          Owned

Southern Homes

Plant #1                                    Double Springs, AL                   60,000                          Owned
Plant #4                                         Lynn, AL                        90,000                          Owned

Southern Energy Homes of Texas                Fort Worth, TX                     98,300                          Owned

Component Supply
Classic Panel                                 Hartselle, AL                      24,000                          Owned
Wind-Mar Supply                                Addison, AL                       22,000                          Owned
Trimmasters                                   Haleyville, AL                     50,000                         Leased


     The Company currently operates 17 retail sales centers, seven of which are in Alabama, four of which are in South Carolina, three in Kentucky, two in Tennessee, and one in Mississippi. Each of the retail centers are currently leased and such lease terms range from one to five years.

     The corporate headquarters is located in Addison, Alabama and occupies approximately 15,400 square feet of office space. MH Transport owns and occupies an approximate 1,800 square foot office building in Double Springs, Alabama.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings incidental to its business. The company typically issues a one-year warranty on new manufactured homes. The majority of these legal proceedings are claims related to warranty on manufactured homes, or employment issues such as worker's compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Stockholders of the Company during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Record Holders
     As of March 27, 2001, there were 83 record holders. This number does not include those stockholders holding stock in "nominee" or "street" name.

Stock Price Performance
     The Company's Common Stock is publicly traded on the Nasdaq Stock Market National Market System. The following table represents the high and low bid price for each quarter of the last two fiscal years.

                                2000                          1999
                          Bid Price Range               Bid Price Range
                          High       Low                 High       Low
                        --------- ---------           ---------- ----------
First Quarter             $2.44     $1.13               $7.00      $4.25
Second Quarter             1.44      1.00                5.63       4.25
Third Quarter              2.25       .84                5.31       2.00
Fourth Quarter             2.13       .44                3.00       1.88


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

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data
Southern Energy Homes, Inc. and subsidiaries (Dollars in thousands, except per share data)

                                                                  YEAR ENDED
                                 ---------------------------------------------------------------------------

                                 DECEMBER 29,    DECEMBER 31,      JANUARY 1,      JANUARY 2,     JANUARY 3,
                                 ------------    ------------      ----------      ----------     ----------
                                         2000            1999            1999            1998           1997
                                         ----            ----            ----            ----           ----
OPERATING DATA
Net revenues (1)                  $   185,388     $   263,898     $   319,595     $   309,324    $   320,590
Gross Profit (1)                       34,297          52,069          67,925          58,604         57,393
Selling, general and
administrative (1)                     41,428          44,760          47,730          36,009         31,380
Provision for credit losses             1,719             524             300             187          1,177
Amortization of intangibles               436             671             792             853            517
Start-up costs (3)                         --              --             739              --             --

Impairment charges (2)                  6,039           7,073             934           2,146             --
Operating income (loss)               (15,325)           (959)         17,430          19,409         24,319
Interest expense                        2,538           1,994           2,392           1,412            131
Interest income                           425             340             854             470            593
Income taxes (benefit)                   (326)         (1,020)          6,089           7,092          9,535
Cumulative effect of
accounting change (3)                      --              --             507              --             --
Net income (loss)                     (17,112)         (1,593)          9,296          11,375         15,246
Net income (loss) per share:
  Basic                           $     (1.41)    $      (.13)    $      0.69     $      0.76    $      1.01
  Diluted                         $     (1.41)    $      (.13)    $      0.68     $      0.75    $      1.00
Weighted average shares
outstanding:
  Basic                            12,132,990      12,176,705      13,440,607      15,002,006     15,122,578
  Diluted                          12,132,990      12,176,705      13,647,216      15,129,530     15,260,484


BALANCE SHEET DATA
Total assets                      $    95,187     $   122,014     $   121,656     $   123,253    $   112,658
Long-term debt                             --           2,464           3,569           4,720             --
Stockholders' equity              $    51,672     $    68,784     $    73,449     $    79,767    $    77,377

(1) Net revenues and gross profit have been restated to reclassify delivery revenue from sales, general and administrative expense to revenue.

(2) During the fourth Quarter of 2000, the Company recorded a pre-tax charge of $1.6 million associated with the impairment of intangible assets and exit costs related to certain of the Company's retail centers. During the second Quarter of 2000, the Company recorded a pre-tax charge of $4.4 million associated with the impairment of intangible assets and exit costs related to certain of the Company's retail centers. During the fourth Quarter of 1999, the Company recorded a one-time pre-tax charge of $686,000 associated with closing of three retail centers, one in Kentucky and two in South Carolina. During the third quarter of 1999, the Company recorded a pre-tax charge of $6.4 million associated with closing of its manufacturing facility in North Carolina. During the second quarter of 1997, the Company recorded a $2.1 million pre-tax non-recurring charge in connection with its decision to close its manufactured housing facility located in Pennsylvania . During the fourth quarter of 1998, the Company recorded an additional pre-tax charge of $934,000 due to additional warranty, workmen's compensation, and other costs incurred related to the closing of our Pennsylvania facility in 1997.

(3) During the fourth quarter of 1998, the Company recorded pre-tax charges of $739,000 for the current year and $825,000 for prior years due to the company adopting a change in accounting principle requiring the expensing of start-up costs in accordance with AICPA Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
GENERAL

As a whole, the manufactured housing industry has been adversely affected by various economic factors, and has struggled in the past several quarters. The current situation in the manufactured housing industry is the result of many factors. Rapid industry growth over the past 10 years resulted in an increase in the overall number of dealers, an increase in manufacturing output and an increase in the number of homes available at the retail level. These larger inventories and the generally slower reduction of those inventories has led to increased price competition and reduced profits. Tightening credit and increasing interest rates have compounded the situation and negatively affected the industry's overall financial performance, with virtually all manufacturers and retailers being impacted. Southern Energy Homes has not been excluded from this group; however, the Company has taken carefully planned steps designed to decrease costs and improve efficiency. In 1999 and 2000 these steps included closing manufacturing facilities, consolidating divisions, and selling unprofitable retail centers. Management continues to monitor the situation and remains prepared to implement additional measures necessary to emerge financially sound from this industry downturn and are prepared to take advantage of any future opportunities presented by any increase in the demand for affordable housing. Management is confident in the long-term future for the manufactured housing industry and Southern Energy Homes, Inc.

In light of current industry conditions, the Company expects that there will be future declines in wholesale and retail revenues and related net profit margins, which could have a material adverse effect on the Company's operating results and liquidity.

YEAR ENDED DECEMBER 29, 2000 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1999

NET REVENUES

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the year ended December 29, 2000 were $185.4 million, which represented a decline of 29.8% over 1999 revenues of $263.9 million.

Net revenues of the manufactured home segment were $152.0 million (including intersegment revenues of $32.2 million) for the year ended December 29, 2000 as compared with $215.7 million (including intersegment revenues of $39.4 million) for the prior year period, a decrease of $63.7 million, or 29.6%. The decline in sales to dealers was primarily attributable to decreased demand and closure of an Alabama manufacturing plant in February 2000. Total homes shipped in the year ended December 29, 2000 were 5,504, down 28% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 2000 was $26,055, as compared with $26,807 in 1999, a decrease of 2.8%.

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

Net revenues from the retail sales segment were $49.6 million for the year ended December 29, 2000 as compared with $64.0 million for the prior year period, a decrease of $14.4 million, or 22.5%. The decline in retail sales was primarily attributable to increased competition and the Company operating 11 fewer retail centers, during the fiscal year ended December 29, 2000, compared to the prior period. The number of total homes (new and used) sold by the retail segment in the year ended December 29, 2000 was 1,539, down 14.7% from the number of homes shipped in the prior year period. The average retail price per new home in 2000 was $42,174, as compared with $45,402 in 1999, a decrease of 7.1%.

Net revenues from the supply segment were $30.1 million (including intersegment revenues of $25.6 million) for the year ended December 29, 2000, as compared with $46.9 million (including intersegment revenues of $37.4 million) for the prior year period, a decline of $16.8 million, or 35.8%. The decline in supply sales was primarily attributable to the decline in sales volume in the manufactured home segment.

Revenues from the Company's retail consumer financing activities were $1.1 million for the year ended December 29, 2000, as compared with $1.3 million for the prior year period. Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company, until February 1997, at which time the Company formed a joint venture with 21st Century Mortgage Corporation ("21st Century"). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. However, Wenco Finance continues to generate certain loans to consumers for the purchase of retail homes.

GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended December 29, 2000 was $34.3 million, or 18.5% of net revenues, as compared with $52.7 million, or 19.7% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to increased competitive pricing at wholesale, and labor inefficiencies in operating at lower capacities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses were $41.4 million, or 22.3% of net revenues, during the year ended December 29, 2000, as compared with $44.8 million, or 17.0% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable to the following factors: increased dealer interest payments to remain competitive in market areas, increased freight expenses due to fuel increases, and increased legal fees.

OPERATING INCOME

See Footnote 11 to the financial statements included with this report, for description of Revenues, Gross Profit and Operating Income by segments.

PROVISION FOR CREDIT LOSSES

The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. The provision for credit losses for the year ended December 29, 2000 was $1.7 million as compared with $524,000 for the year ended December 31, 1999. The increase in the provision was due to deterioration of the loan portfolio and to increased losses incurred on the loan portfolio, which amounted to $1.2 million in fiscal 2000 compared to $.5 million in fiscal 1999.

IMPAIRMENT AND OTHER CHARGES

During 2000, the Company decided to close eleven of its 28 retail centers. The decision was based primarily on losses incurred at these centers over the last several months. Three retail centers were closed in each of the first three quarters of fiscal 2000 and two retail centers were closed in the fourth quarter of fiscal 2000. In connection with the decision to close these retail centers, the Company recorded a pre-tax charge of $4.4 million during the second quarter consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers which the Company has committed to close. During the fourth quarter of 2000, the Company recorded an additional pre-tax charge of $1.6 million associated with the impairment of intangible assets and exit costs related to certain of its retail centers. Although these amounts represent management's best estimate of total costs to close these centers, the actual cost could ultimately differ from these amounts. The Company has recorded these amounts as an impairment charge in the accompanying statement of operations for the fiscal year ended December 29, 2000. During the fiscal year ended December 29, 2000 and December 31, 1999, these eleven centers generated 6.0% and 7.3%, respectively, of the total revenues of the Company. The impact of these centers on the operating income of the Company, excluding the impairment charges, was a pre-tax loss of $3.1 million and a pre-tax loss of $2.1 million during the fiscal year ended December 29, 2000 and December 31, 1999, respectively. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would result in further impairment charges.

INTEREST EXPENSE

Interest expense for the year ended December 29, 2000 was $2.5 million as compared with $2.0 million for the year ended December 31, 1999. The increase in interest expense in the current year was a result of higher interest rates associated with the Company financing its retail inventory through the Company's line of credit and higher loan balances.

INTEREST INCOME

Interest income for the year ended December 29, 2000 was $425,000 as compared with $340,000 for the year ended December 31, 1999. The increase in interest income reflects higher average cash and cash equivalent balances during the year ended December 29, 2000.

PROVISION FOR INCOME TAXES

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax benefit for the year ended December 29, 2000 was $326,000 or an effective tax rate of 2%, compared with income tax benefit of $1.0 million, or an effective tax rate of 39%, for the year ended December 31, 1999. During fiscal 2000, the Company recorded a valuation allowance of $4.4 million related to deferred income tax assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Because the Company has operated at a loss in its two most recent fiscal years and because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED WITH YEAR ENDED JANUARY 1, 1999

NET REVENUES

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the year ended December 31, 1999 were $263.9 million, which represented a decline of 17.4% over 1998 revenues of $320.0 million.

Net revenues of the manufactured home segment were $215.7 million (including intersegment revenues of $39.4 million) for the year ended December 31, 1999 as compared with $257.3 million (including intersegment revenues of $40.1 million) for the prior year period, a decrease of $41.6 million, or 16.2%. The decline in sales to dealers was primarily attributable to decreased demand and closure of the North Carolina plant in July 1999. Total homes shipped in the year ended December 31, 1999 was 7,641, down 14% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 1999 was $26,807, as compared with $27,522 in 1998, a decrease of 2.6%.

Net revenues from the retail sales segment were $64.0 million for the year ended December 31, 1999 as compared with $76.5 million for the prior year period, a decrease of $12.5 million, or 16.4%. The decline in retail sales was primarily attributable to increased competition and the Company operating five fewer retail centers, during the fiscal year ended December 31, 1999, compared to the prior period. Total homes (new and used) sold by the retail segment in the year ended December 31, 1999 was 1,840 down 15.4% from the number of homes shipped in the prior year period. The average retail price per new home in 1999 was $45,402, as compared with $44,019 in 1998, an increase of 3%.

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

GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended December 31, 1999 was $52.1 million, or 19.7% of net revenues, as compared with $67.9 million, or 21.3% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to increased competitive pricing at wholesale, the inability to pass on increased material prices due to competitive pricing in the industry, labor inefficiencies in operating at lower capacities, and increased warranty expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses were $44.8 million, or 17.0% of net revenues, during the year ended December 31, 1999, as compared with $47.7 million, or 14.9% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to the higher level of fixed expenses generally associated with the Company's retail operation, increased sales allowance and dealer interest payments to remain competitive in market areas and increased legal fees.

OPERATING INCOME

See Footnote 11 for description of Revenues, Gross Profit and Operating Income by segments.

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

IMPAIRMENT CHARGE

During 1999, the Company recorded a pre-tax charge of $6.4 million associated with the closing of its manufacturing facility in North Carolina. During fiscal years ended January 1, 1999 and January 2, 1998 this facility generated 6.1% and 5.9%, respectively, of the total revenues of the Company. During 1999, The Company also recorded a pre-tax charge of $686,000 associated with closing of three retail centers, one in Kentucky and two in South Carolina. Revenues generated by these three retail centers were less than 1% of total revenues of the Company for the fiscal years ended January 1, 1999 and January 2, 1998.

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

The Company is continuing to monitor its cash position in light of present trends. The Company paid off all of its long term debt and lowered its outstanding balance on its line of credit from $25.0 million to $20 million during fiscal 2000.

During the year ended December 29, 2000, the Company's cash provided by operations was approximately $3.1 million. Although net loss for the year was $17.1 million, this loss included the following non-cash charges: impairment charges of $6.0 million, depreciation expense of $2.6 million, provision for deferred income taxes of $4.0 million, and provision for credit losses of $1.7 million. Cash provided by operations also included decreased accounts receivable of $3.3 million and decreased inventories of $11.2 million, partially offset by refundable income taxes of $2.5 million and increased accounts payable and accrued liabilities of $5.5 million. In addition to cash provided by operating activities, other significant items affecting cash flows included capital expenditures of $1.8 million, net repayments of notes payable of $1.1 million and repayments of long-term debt of $3.6 million.

During the year ended December 31, 1999, the Company's cash provided by operations was approximately $2.6 million. Cash provided by operations included decreased accounts receivable and inventories of $4.8 million and impairment charges of $7.1 million, partially offset by a net loss of $1.6 million, decreased accounts payable and accrued liabilities of $4.8 million and loan originations of $1.2 million. In addition to cash provided by operating activities, other significant items affecting cash flows included capital expenditures of $3.3 million, repurchase of common stock of $3.1 million, increased net borrowings of $8.6 million and the repayment of long-term debt of $1.1 million.

At December 29, 2000, the Company's net working capital was $6.4 million, including $6.1 million in cash and cash equivalents, as compared with $18.7 million at December 31, 1999, including $9.3 million in cash and cash equivalents. The decrease in net working capital was primarily attributable to a decrease in inventories of $11.2 million, a decrease in accounts receivable of $3.3 million and a decrease in cash and cash equivalent of $3.3 million, partially offset by a decrease in notes payable of $1.1 million, a decrease in current maturities of long-term debt of $1.1 million, a decrease in accounts payable of $2.2 million, and a decrease in volume incentives payable of $1.9 million.

At December 29, 2000 the Company had a $28.5 million secured line of credit, which was renewable annually with interest at the London Interbank Offered Rate ("LIBOR") plus 1.5%. The Company had outstanding borrowings of $20.0 million on this line at December 29, 2000 and $25.0 million in outstanding borrowings at December 31, 1999.

On March 9, 2001, the Company renewed its bank line of credit. As part of the renewal, the maximum line of credit amount was increased to $40.0 million. The renewed line of credit is secured by substantially all of the Company's assets, matures on March 8, 2004 and bears interest at the Prime rate plus 1.0%.

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. Repurchases were $8.7 million, $4.9 million, and $1.4 million for the years ended 2000, 1999, and 1998 respectively. At December 29, 2000, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $61 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

CAPITAL EXPENDITURES

The Company does not currently plan to make any material capital expenditures during the next twelve months.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK.


     Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financials instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.5% over LIBOR. Accordingly, the Company is subject to market risk associated with changes in interest rates. At September 29, 2000, $20 million was outstanding under the credit agreement. As of December 31, 1999, the principal amount outstanding under the credit agreement was $25.0 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $200,000, which would reduce cash flow and pre-tax earnings dollar for dollar. Accounts receivable: Most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer's floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Southern Energy Homes, Inc. and subsidiaries

                                                                                        DECEMBER 29,       DECEMBER 31,
                                                                                                2000               1999
                                                                                       -------------      -------------
Assets
Current Assets:
 Cash and cash equivalents                                                             $   6,054,000      $   9,342,000
 Accounts receivable, less allowance for doubtful accounts of
        $168,000 and $470,000, respectively                                               13,560,000         16,897,000
 Inventories                                                                              24,161,000         35,376,000
 Refundable income taxes                                                                   5,055,000          2,579,000
 Deferred tax benefits                                                                       349,000          4,311,000
 Prepayments and other                                                                       770,000            924,000
                                                                                       -------------      -------------
                                                                                          49,949,000         69,429,000
                                                                                       -------------      -------------
Property, plant, equipment:
   Property, plant and equipment, at cost                                                 36,188,000         35,598,000
   Less accumulated depreciation and amortization                                        (13,994,000)       (11,967,000)
                                                                                       -------------      -------------
                                                                                          22,194,000         23,631,000
                                                                                       -------------      -------------
Intangibles and other non-current assets:
   Installment contracts receivable, less allowance for credit losses of
           $850,000 and $357,000, respectively                                            10,505,000         11,597,000
   Goodwill, net                                                                           5,190,000         10,657,000
   Investment in joint ventures                                                            5,371,000          5,728,000
   Other assets                                                                            1,978,000            972,000
                                                                                       -------------      -------------
                                                                                          23,044,000         28,954,000
                                                                                       -------------      -------------
                                                                                       $  95,187,000      $ 122,014,000
                                                                                       =============      =============

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                                        $  28,049,000      $  29,182,000
  Current maturities of long-term debt                                                            --          1,101,000
  Accounts payable                                                                         1,963,000          4,168,000
  Volume incentive payable                                                                 4,545,000          6,428,000
  Accrued payroll related expenses                                                         1,901,000          2,793,000
  Accrued workers' compensation                                                            1,668,000          1,915,000
  Accrued warranty                                                                         2,590,000          3,034,000
  Accrued other                                                                            2,799,000          2,145,000
                                                                                       -------------      -------------
                                                                                          43,515,000         50,766,000
                                                                                       -------------      -------------
Long-term debt                                                                                    --          2,464,000

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding                --                 --
  Common stock, $.0001 par value, 40,000,000 shares authorized, 12,132,990
  shares issued and outstanding at December 29, 2000 and December 31, 1999                     1,000              1,000
  Capital in excess of par                                                                 8,329,000          8,329,000
  Retained earnings                                                                       43,342,000         60,454,000
                                                                                       -------------      -------------
                                                                                          51,672,000         68,784,000
                                                                                       -------------      -------------
                                                                                       $  95,187,000      $ 122,014,000
                                                                                       =============      =============


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Operations
Southern Energy Homes, Inc. and subsidiaries

                                                                                       Year Ended
                                                                   ---------------------------------------------------
                                                                    December 29,       December 31,         January 1,
                                                                            2000               1999               1999
                                                                   -------------      -------------      -------------
                                                                      (52 Weeks)         (52 Weeks)         (52 Weeks)
                                                                   -------------      -------------      -------------
Net revenues                                                       $ 185,388,000      $ 263,898,000      $ 319,595,000
Cost of sales                                                        151,091,000        211,829,000        251,670,000
                                                                   -------------      -------------      -------------
Gross profit                                                          34,297,000         52,069,000         67,925,000
                                                                   -------------      -------------      -------------
Operating expenses:
 Selling, general and administrative                                  41,428,000         44,760,000         47,730,000
 Provision for credit losses                                           1,719,000            524,000            300,000
 Amortization of intangibles                                             436,000            671,000            792,000
 Start-up costs                                                               --                 --            739,000
 Impairment charges                                                    6,039,000          7,073,000            934,000
                                                                   -------------      -------------      -------------
                                                                      49,622,000         53,028,000         50,495,000
                                                                   -------------      -------------      -------------
Operating income (loss)                                              (15,325,000)          (959,000)        17,430,000
Interest expense                                                       2,538,000          1,994,000          2,392,000
Interest income                                                          425,000            340,000            854,000
                                                                   -------------      -------------      -------------
Income (loss) before provision for income taxes and cumulative
effect of accounting change                                          (17,438,000)        (2,613,000)        15,892,000
Provision (benefit) for income taxes                                    (326,000)        (1,020,000)         6,089,000
                                                                   -------------      -------------      -------------
Income (loss) before cumulative effect of accounting change          (17,112,000)        (1,593,000)         9,803,000
Cumulative effect of accounting change, net of tax of $318,000                --                 --            507,000
                                                                   -------------      -------------      -------------
  Net income (loss)                                                $ (17,112,000)     $  (1,593,000)     $   9,296,000
                                                                   =============      =============      =============
Per share data:
 Income (loss) before cumulative effect of accounting change:
     Basic                                                         $       (1.41)     $       (0.13)     $        0.73
                                                                   =============      =============      =============
     Diluted                                                       $       (1.41)     $       (0.13)     $        0.72
                                                                   =============      =============      =============
Cumulative effect of accounting change, net of tax:
     Basic:                                                        $        0.00      $        0.00      $        0.04
                                                                   =============      =============      =============
     Diluted                                                       $        0.00      $        0.00      $        0.04
                                                                   =============      =============      =============
Net income (loss) per share:
      Basic                                                        $       (1.41)     $       (0.13)     $        0.69
                                                                   =============      =============      =============
      Diluted                                                      $       (1.41)     $       (0.13)     $        0.68
                                                                   =============      =============      =============
Weighted average number of common shares:
      Basic                                                           12,132,990         12,176,705         13,440,607
                                                                   =============      =============      =============
      Diluted                                                         12,132,990         12,176,705         13,647,216
                                                                   =============      =============      =============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Stockholders' Equity
Southern Energy Homes, Inc. and subsidiaries

                                      Common Stock                Treasury Stock           Capital
                               -------------------------   ---------------------------    in Excess       Retained
                                   Shares       Amount         Shares         Amount        of Par        Earnings        Total
                                   ------       ------         ------         ------        ------        --------        -----
Balance, January 2, 1998         15,572,326   $    2,000      1,122,100   $(10,201,000)  $ 37,215,000   $ 52,751,000   $ 79,767,000

 Exercise of stock options           65,464           --             --             --        458,000             --        458,000
 Issuance of common stock             1,100           --             --             --          9,000             --          9,000
 Treasury stock repurchases              --           --      1,878,200    (16,081,000)            --             --    (16,081,000)
 Net income                              --           --             --             --             --      9,296,000      9,296,000
                               ------------   ----------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 1999         15,638,890        2,000      3,000,300    (26,282,000)    37,682,000     62,047,000     73,449,000

 Treasury stock repurchases              --           --        505,600     (3,072,000)            --             --     (3,072,000)
 Retirement of treasury stock    (3,505,900)      (1,000)    (3,505,900)    29,354,000    (29,353,000)            --             --
 Net loss                                --           --             --             --             --     (1,593,000)    (1,593,000)
                               ------------   ----------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999       12,132,990        1,000             --             --      8,329,000     60,454,000     68,784,000

 Net loss                                --           --             --             --             --    (17,112,000)   (17,112,000)
                               ------------   ----------   ------------   ------------   ------------   ------------   ------------
Balance, December 29, 2000       12,132,990   $    1,000             --   $         --   $  8,329,000   $ 43,342,000   $ 51,672,000
                               ============   ==========   ============   ============   ============   ============   ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
Southern Energy Homes, Inc. and subsidiaries

                                                                                       Year Ended
                                                                      --------------------------------------------
                                                                      December 29,    December 31,      January 1,
                                                                              2000            1999            1999
                                                                      ------------    ------------    ------------
                                                                        (52 Weeks)      (52 Weeks)      (52 Weeks)
                                                                      ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                     $(17,112,000)   $ (1,593,000)   $  9,296,000
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
      Equity (income) loss of joint ventures                               293,000      (1,317,000)     (1,121,000)
      Impairment charges                                                 6,039,000       7,073,000         934,000
      Depreciation of property, plant, and equipment                     2,551,000       2,743,000       2,462,000
      Provision (credit) for deferred income taxes                       3,962,000      (2,392,000)        215,000
      (Gain) loss on sale of property, plant, and equipment                255,000         (26,000)        (50,000)
      Loss on sale of retail centers                                            --           9,000              --
      Amortization of intangibles                                          436,000         671,000         792,000
      Cumulative effect of change in accounting principle, net                  --              --         507,000
      Provision for doubtful accounts receivable                            63,000         313,000          20,000
      Provision for credit losses on installment contracts               1,719,000         524,000         300,000
      Origination of installment contracts                              (2,541,000)     (1,197,000)     (2,186,000)
      Principal collected on originated installment contracts            1,914,000         206,000         383,000
   Change in assets and liabilities, net of effect from purchase of subsidiaries:
      Accounts receivable                                                3,274,000       4,749,000         369,000
      Inventories                                                       11,215,000         164,000      (1,653,000)
      Prepayments and other                                               (953,000)         56,000         393,000
      Refundable income taxes                                           (2,476,000)     (2,579,000)             --
      Accounts payable                                                  (2,205,000)       (225,000)        944,000
      Accrued liabilities                                               (3,306,000)     (4,544,000)       (623,000)
                                                                      ------------    ------------    ------------
            Total adjustments                                           20,240,000       4,228,000       1,686,000
                                                                      ------------    ------------    ------------
            Net cash provided by operating activities                    3,128,000       2,635,000      10,982,000
                                                                      ------------    ------------    ------------
  Cash flows from investing activities:
      Purchase of subsidiaries, net of cash acquired                            --              --      (7,171,000)
      Capital expenditures                                              (1,803,000)     (3,255,000)     (3,241,000)
      Investments in joint ventures                                       (445,000)        (88,000)        (78,000)
      Distributions from joint ventures                                    442,000         640,000              --
      Proceeds from sale of property, plant and equipment                   88,000         104,000          50,000
      Proceeds from sale of retail centers                                      --         594,000              --
                                                                      ------------    ------------    ------------
            Net cash used in investing activities                       (1,718,000)     (2,005,000)    (10,440,000)
                                                                      ------------    ------------    ------------
   Cash flows from financing activities:
      Repurchase of treasury stock                                              --      (3,072,000)    (16,081,000)
      Net borrowings (repayments) on notes payable                      (1,133,000)      8,626,000       2,815,000
      Repayments of long-term debt                                      (3,565,000)     (1,103,000)     (1,158,000)
      Proceeds from exercise of stock options                                   --              --         458,000
      Proceeds from issuance of common stock                                    --              --           9,000
                                                                      ------------    ------------    ------------
            Net cash provided by (used in) financing activities         (4,698,000)      4,451,000     (13,957,000)
                                                                      ------------    ------------    ------------
   Net increase (decrease) in cash and cash equivalents                 (3,288,000)      5,081,000     (13,415,000)
   Cash and cash equivalents at beginning of period                      9,342,000       4,261,000      17,676,000
                                                                      ------------    ------------    ------------
   Cash and cash equivalents at end of period                         $  6,054,000    $  9,342,000    $  4,261,000
                                                                      ============    ============    ============
   Supplemental cash flow information:
      Cash paid for interest                                          $  1,993,000    $  2,071,000    $  2,531,000
      Cash paid (refunded) for income taxes                           $ (2,197,000)   $  4,210,000    $  5,091,000

The accompanying notes to consolidated financial statements are in integral part of these consolidated statements.

                   Notes To Consolidated Financial Statements

Southern Energy Homes, Inc. and subsidiaries

1. THE COMPANY AND BASIS OF PRESENTATION:

     Southern Energy Homes, Inc. (the "Company") has four reportable segments: manufacturing, retail, component supply and consumer financing. The Company produces manufactured homes, primarily on a custom basis, for wholesale to dealers located primarily in the southeastern and south central regions of the United States. Retail operations began in fiscal 1996 with the acquisition of a retail home sales operation and expanded through various acquisitions (see Note
4). Retail sales are concentrated in the southeastern United States. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The Company offers consumer financing for homes manufactured by the Company as well as other homes sold through its retail centers and independent dealers through a joint venture, Wenco 21, that was formed in February 1997 with 21st Century Mortgage Corporation ("21st Century") (see Note 4). Prior to the formation of the joint venture, the Company's wholly owned subsidiary, Wenco Finance, originated and serviced consumer loans. Wenco Finance has now restricted its loan origination activities and has engaged 21st Century to service its loan portfolio (See Note
5).

     The Company is on a 52/53-week year with the fiscal year ending on the Friday closest to the last day of December. The 2000, 1999, and 1998 fiscal years included 52 weeks.

     The Company's business is seasonal and cyclical with the potential for significant fluctuations in earnings being affected by factors impacting the broader housing market, including the availability and cost of customer financing and changes in the cost of construction materials.

     As a whole, the manufactured housing industry has been adversely affected by various economic factors, and has struggled in the past several quarters. The current situation in the manufactured housing industry is the result of many factors. Rapid industry growth over the past 10 years resulted in an increase in the overall number of dealers, an increase in manufacturing output and an increase in the number of homes available at the retail level. These larger inventories and the generally slower reduction of those inventories has led to increased price competition and reduced profits. Tightening credit and increasing interest rates have compounded the situation and negatively affected the industry's overall financial performance. In response to industry conditions, the Company has taken steps to decrease costs and improve efficiency. In 1999 and 2000, these steps included closing manufacturing facilities, consolidating divisions, and selling unprofitable retail centers. Although management will continue to monitor the situation, there can be assurance that these conditions will not result in future declines in wholesale and retail revenues and related net profit margins, which could have material adverse effect on the company's future operating results and liquidity.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the fourth quarter of fiscal 2000, the Company adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs. Such adoption did not have any impact on the Company's reported results of operations. Prior to adoption of EITF 00-10, the Company netted shipping revenues, which were included in selling, general and administrative expenses with the associated costs. Total shipping revenues for 2000, 1999, and 1998 amounted to $8,576,000, $10,888,000 and $12,631,000, respectively. Total shipping costs, which were included in selling, general and administrative expenses were $8,576,000, $10,888,000, and $12,631,000 during 2000, 1999 and
1998, respectively. Prior period amounts have been reclassified to conform with the 2000 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements. The Company accounts for its investments of 50% or less in joint ventures, where it does not have the ability to control, on the equity basis of accounting. Therefore, the Company's share of income/loss is recorded as equity income from its ventures in the accompanying consolidated statements of operations (see Note 4).

CASH AND CASH EQUIVALENTS
     For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and highly liquid debt instruments and investments purchased with an original maturity of three months or less.

INVENTORIES
     Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                                               December 29,  December 31,
                                                       2000          1999
                                                -----------   -----------
               Raw Materials                    $ 5,569,000   $ 7,537,000
               Work In Progress                     551,000       749,000
               Finished Goods                    18,041,000    27,090,000
                                                -----------   -----------
                                                $24,161,000   $35,376,000
                                                ===========   ===========

PROPERTY, PLANT, AND EQUIPMENT
     Property, plant, and equipment are recorded at cost. Depreciation is computed on the straight-line, accelerated cost recovery system or modified accelerated cost recovery system methods over the estimated service lives of depreciable assets (5-39 years for buildings and improvements, 3-10 years for machinery and equipment, 5-10 years for office and computer equipment, and 7-10 years for leasehold improvements, which is the lesser of the lease term or the asset's useful life). Cost of property, plant, and equipment is as follows:

                                               December 29,  December 31,
                                                       2000          1999
                                                -----------   -----------
Land                                            $   501,000   $   501,000
Buildings and improvements                       16,749,000    16,826,000
Machinery and equipment                          10,757,000    10,719,000
Office and computer equipment                     4,782,000     2,309,000
Leasehold improvements                            1,842,000     2,337,000
Construction in progress                          1,557,000     2,906,000
                                                -----------   -----------
                                                $36,188,000   $35,598,000
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

INTANGIBLE ASSETS
     The intangible assets recorded by the Company in connection with various acquisitions primarily consist of goodwill which is being amortized on a straight-line basis over 30 years. As of December 29, 2000 and December 31, 1999, accumulated amortization of intangibles amounted to $3,990,000 and $3,555,000, respectively (see Notes 4 and 10).

LONG-LIVED ASSETS
     The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the operations of the Company may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value and the amount of such impairment is charged to earnings (see Note 10).

COMPUTER SOFTWARE COSTS
     The Company capitalizes external direct costs of materials and services; payroll and payroll-related costs for employees directly associated with developing or obtaining computer software. Capitalized costs of computer software developed or obtained for internal use are amortized on a straight-line basis.

ALLOWANCE FOR CREDIT LOSSES
     The allowance for credit losses is established to provide for losses inherent in the installment contracts receivable portfolio. The allowance for credit losses is determined based on the Company's historical loss experience after adjusting for current economic conditions. Management, after assessing the loss experience and economic conditions, adjusts the allowance account through periodic provisions. Actual credit losses are charged to the allowance when realized.

     An analysis of the allowance for losses on installment contracts receivable is as follows:

                                               December 29,   December 31,
                                                       2000           1999
                                                -----------    -----------
Balance, beginning of year                      $   357,000    $   295,000
Provision for credit losses                       1,719,000        524,000
Charge-offs                                      (1,226,000)      (462,000)
                                                -----------    -----------
Balance, end of year                            $   850,000    $   357,000
                                                ===========    ===========

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

INSURANCE ARRANGEMENTS
     The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $300,000 per occurrence, and for all health-care claims in excess of $75,000 per occurrence (with an annual aggregate stop-loss limit of approximately $5,581,000 for all claims). Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Because of the short-term nature of a majority of the Company's financial instruments and the low interest rate volatility associated with the installment contracts receivable, the fair values of the Company's financial instruments at December 29, 2000, and December 31, 1999, approximated book values at those dates.

REVENUE RECOGNITION - MANUFACTURED HOUSING
     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. It summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. An amendment was issued in June 2000, which delayed the implementation until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Accordingly, in the fourth quarter of 2000, to adopt the provisions of SAB No. 101, the Company changed its method of revenue recognition of homes sold by its manufacturing segment to a method based on delivery of the home to the dealer's lot. Prior to the fourth quarter, the Company recognized sales to independent dealers' upon completion of the home. Such adoption did not have a material impact on the Company's reported results of operations, financial position, or cash flows.

     With respect to its retail operations, prior to the fourth quarter, the Company recorded a retail home sale when the customer signed an installment contract for the purchase of a manufactured home, and the Company received the appropriate down payment. To adopt SAB No. 101, the Company will recognize revenue on retail sales when: cash payment is received, or in the case of credit sales, which represent the majority of retail sales, when a down payment is received and the home buyer enters into an installment sales contract; construction of the home is complete, and the home buyer has inspected and accepted the home. Such adoption did not have a material impact on the Company's reported results of operation, financial position, or cash flows.

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

STOCK-BASED COMPENSATION
     The Company accounts for its stock options under the intrinsic value method and, accordingly, no compensation cost is recognized for options granted where the exercise price is equal to or greater than the market value of the Company's common stock at the date of grant.

INSTALLMENT CONTRACTS
     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have any impact on the Company's reported results of operations, financial position or cash flows.

3. EARNINGS PER SHARE

     The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                                     2000              1999              1998
                                                 ------------      ------------      ------------
Income (loss) before cumulative effect of
      accounting change                          $(17,112,000)     $ (1,593,000)     $  9,803,000
                                                 ------------      ------------      ------------
Average shares outstanding:
       Basic                                       12,132,990        12,176,705        13,440,607
       Add dilutive effect of options issued               --                --           206,609
                                                 ------------      ------------      ------------
       Diluted                                     12,132,990        12,176,705        13,647,216
                                                 ------------      ------------      ------------
Income (loss) before cumulative effect of
      accounting change per share:
            Basic                                $      (1.41)     $       (.13)     $        .73
            Diluted                              $      (1.41)     $       (.13)     $        .72


At December 29, 2000 and December 31, 1999, 928,871 and 604,708 outstanding options were excluded from the table above, as they were antidilutive.

4. BUSINESS COMBINATIONS AND INVESTMENTS IN JOINT VENTURES:

     During 1998, the Company completed acquisitions that resulted in the purchase of 15 retail sales centers. All acquisitions were accounted for under the purchase method of accounting; thus, the consolidated financial statements for fiscal 1998 reflect the operations of the businesses acquired from the dates of acquisition. Aggregate consideration given for all acquisitions during 1998 consisted of approximately $7.2 million in cash, and liabilities assumed amounted to $1.5 million. Total intangibles recorded consisted of $0.3 million in non-compete agreements and $1.6 million in goodwill. The Company amortizes goodwill over 30 years and agreements not to compete over the life of the agreements, which are generally 4 to 10 years. The results of operations with respect to these acquisitions were not significant and accordingly, no pro forma results have been provided.

     The Company owns 39% of a manufacturing joint venture, which produces rafters used in the production of the Company's homes. The Company's share of income from the joint venture amounted to $88,000, $686,000 and $469,000 in 2000, 1999, and 1998, respectively. In 2000 and 1999, the joint venture distributed $260,000 and $240,000, respectively, in cash to the Company.

     The Company has a 50% ownership interest in Wenco 21. The Company's share of income from Wenco 21 amounted to $78,000, $214,000 and $210,000 in 2000, 1999, and 1998, respectively.

     The Company also has a 33% interest in a manufacturing joint venture with other manufactured home builders. The joint venture manufactures cabinet doors for sale to participants in the joint venture as well as third party customers. The Company's share of income from this joint venture amounted to $64,000, $417,000, and $442,000 in 2000, 1999, and 1998, respectively. In 1999, the joint venture distributed $400,000 in cash to the Company.

     The Company also has a 25% interest in a manufacturing joint venture with other manufactured home builders. The joint venture manufactures rafters. The Company's share of loss from this joint venture amounted to $478,000, $0, and $0 in 2000, 1999, and 1998, respectively. The Company also contributed an additional $445,000, $88,000, and $78,000 to this joint venture during 2000, 1999, and 1998, respectively.

     The Company owns 25% of a manufacturing joint venture that laminates wallboard. The Company share of the loss of this joint venture was $45,000, $0 and $0 in 2000, 1999, and 1998, respectively. The Company received distributions from this joint venture of $182,000 in 2000.

5. INCOME TAXES:

     The provision (benefit) for income taxes for the respective periods ended was as follows:

                               December 29,     December 31,       January 1,
                                       2000             1999             1999
                                -----------      -----------      -----------
Federal:
    Current                     $(3,738,000)     $ 1,196,000      $ 5,272,000
    Deferred                       (393,000)      (2,085,000)         192,000
                                -----------      -----------      -----------
                                 (4,131,000)        (889,000)       5,464,000
                                -----------      -----------      -----------
State:
    Current                        (550,000)         176,000          602,000
    Deferred                        (57,000)        (307,000)          23,000
                                -----------      -----------      -----------
                                   (607,000)        (131,000)         625,000
                                -----------      -----------      -----------
   Valuation Allowance            4,412,000               --               --
                                -----------      -----------      -----------
                                $  (326,000)     $(1,020,000)     $ 6,089,000
                                ===========      ===========      ===========

     The provision (benefit) for income taxes differed from the amounts computed by applying the federal statutory rate of 34% in fiscal year 2000, 34% in 1999 and 35% in fiscal year 1998 due to the following:

                                                         December 29,     December 31,       January 1,
                                                                 2000             1999             1999
                                                          -----------      -----------      -----------
Tax provision (benefit) at the federal statutory rate     $(5,929,000)     $  (888,000)     $ 5,562,000
Change in valuation allowance                               4,412,000               --               --
State income taxes (benefit), net of federal benefit         (401,000)         (86,000)         406,000
Goodwill amortization and impairment charges                1,157,000          117,000          168,000
Other                                                         435,000         (163,000)         (47,000)
                                                          -----------      -----------      -----------
                                                          $  (326,000)     $(1,020,000)     $ 6,089,000
                                                          ===========      ===========      ===========

Temporary differences which created net deferred tax benefits at December 29, 2000 and December 31, 1999 are as follows:

                                               December 29,       December 31,
                                                       2000               1999
                                                -----------        -----------
Deferred tax benefits:
     Warranty accrual                           $   960,000        $ 1,273,000
     Accrued exit costs                             182,000          1,103,000
     Workers' compensation accrual                  605,000            699,000
     Accrued expenses                               796,000            686,000
     Organization and pre-operating costs           373,000            375,000
     State operating loss carry forwards          2,018,000            450,000
     Goodwill Amortization                          269,000             36,000
     Other                                          158,000            270,000
                                                -----------        -----------
                                                  5,361,000          4,892,000
                                                -----------        -----------
Deferred tax liabilities:
     Depreciation                                   327,000            266,000
     Non-compete amortization                       103,000            150,000
     Other                                          170,000            165,000
                                                -----------        -----------
                                                    600,000            581,000
                                                -----------        -----------
                                                  4,761,000          4,311,000
Valuation allowance                               4,412,000                 --
                                                -----------        -----------
                                                $   349,000        $ 4,311,000
                                                ===========        ===========

     During fiscal 2000, the Company recorded a valuation allowance of $4.4 million related to deferred income tax assets in accordance with the provisions of SFAS No. 109. Because the Company has operated at a loss in its two most recent fiscal years and because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income.

6. NOTES PAYABLE AND LONG-TERM DEBT:

     The Company routinely finances inventory of homes held by its retail centers through floor-plan notes payable with various financial institutions. The notes normally require periodic payments of principal and interest, and full payments when the home is sold to a customer. The weighted average interest rates on these borrowings during 2000 and 1999 were 10.0% and 8.0%, respectively. These notes payable at December 29, 2000 and December 31, 1999 amounted to $8,049,000 and $4,182,000, respectively.

     During fiscal 2000, the Company financed a portion of its retail inventory with a $28.5 million secured bank line of credit which is renewable May 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.5% (8.1% at December 29, 2000). The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants. The Company had outstanding borrowings of $20,000,000 and $25,000,000 on this line at December 29, 2000 and December 31, 1999, respectively.

     On March 9, 2001, the Company renewed its bank line of credit. As part of the renewal, the maximum line of credit amount was increased to $40 million. The renewed line of credit is secured by substantially all of the Company's assets, matures on March 8, 2004 and bears interest at the prime rate plus 1%. At March 9, 2001 the Company's availability on the line of credit was $13,803,000. The Company's ability to draw upon this line of credit is dependent upon meeting certain financial ratios and covenants.

     All of the Company's long-term debt was repaid during fiscal 2000. The Company's long-term debt at December 31, 1999 was as follows:

                                                           December 31,
                                                                   1999
                                                            -----------
Working capital loan payable, repaid in 2000                $ 2,417,000
Construction term loan payable, repaid in 2000                1,148,000
                                                            -----------
Total long-term debt                                          3,565,000
Less amounts due within one year                              1,101,000
                                                            -----------
                                                            $ 2,464,000
                                                            ===========


7. COMMITMENTS AND CONTINGENCIES:

REPURCHASE AGREEMENTS
     Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. Repurchases were $8.7 million, $4.9 million, and $1.4 million for the years ended 2000, 1999, and 1998 respectively. At December 29, 2000, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $61 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

INTEREST REIMBURSEMENT
     The Company has agreements with certain dealers to reimburse them for their interest costs incurred in connection with floor-plan financing. Interest expense related to these agreements is classified as a selling expense in the accompanying consolidated statements of operations. For the years ended December 29, 2000, December 31, 1999, and January 1, 1999, interest expense related to these agreements amounted to $1,238,000, $979,000, and $742,000, respectively.

OPERATING LEASES
     The Company leases certain manufacturing facilities and retail sales centers under operating leases. Rent expense under all leases was $1.5 million for the year ended December 29, 2000, $1.6 million for the year ended December 31, 1999, and $1.8 million for the year ended January 1, 1999. Future minimum lease payments for each of the next five years at December 29, 2000, are $1.1 million, $.6 million, $0.3 million, $0.2 million, and $0.1 million.

LITIGATION

     The Company is a party to various legal proceedings incidental to its business. The majority of these legal proceedings are claims related to that warranty on manufactured homes, or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

8. RETIREMENT OF TREASURY STOCK:

     Effective December 31, 1999, the Company retired the 3,505,900 shares of its common stock that were held in treasury. The excess of the aggregate purchase price of the treasury stock over par value was deducted from capital in excess of par. The treasury stock retirement did not result in any change to total stockholders' equity.

9. EMPLOYEE BENEFIT PLANS:

     The Company maintains a stock option plan which authorizes a total of 1,500,000 shares of Company common stock for issuance to key employees and advisors. The Company granted options to acquire 330,250, 96,330, and 166,100 shares of common stock in 2000, 1999, and 1998, respectively. Due to the decline in the Company's stock price, and the need to retain and motivate key employees, on December 14, 1998, the Board of Directors approved the repricing of certain options outstanding previously granted to employees of the Company. The Company repriced 561,464 shares at prices ranging from $6.93 to $10.13 with an aggregate exercise price of approximately $4.3 million to an exercise price of $5.50 per share, the fair market value on the date of repricing. The repriced options are included in the table below as new grants in fiscal 1998 with the old options being included as forfeitures.

     At December 29, 2000, options under the plan described above to purchase 717,894 shares were exercisable. Total options outstanding under the plan described above were 857,621 at December 29, 2000 with a weighted average remaining contractual life of 7.63 years and a weighted average exercise price of $3.55 and a range of exercise prices from $1.06 to $5.50.

     The Company also maintains a stock option plan, which authorizes a total of 75,000 shares of Company common stock for issuance to the Company's outside directors. In 2000, 1999, and 1998, the Company granted options to acquire 22,500, 11,250 and 11,250, respectively, shares of common stock each year to certain outside directors. The exercise prices of the options approximated the fair market value of the Company's common stock at the date of grant. At December 29, 2000, options to purchase 71,250 shares were exercisable. Total options outstanding were 71,250 at December 29, 2000 with a weighted average remaining contractual life of 7.94 years, weighted average exercise price of $6.74 and a range of exercise prices from $1.06 to $11.63.

     The Company accounts for these plans under Accounting Principles Bulletin ("APB") Opinion No. 25, under which no compensation cost is recognized for options that are issued with exercise prices that approximate the fair market value of the Company's common stock on the date of grant. Had compensation expense for the Company's stock option plans for awards in 2000, 1999, and 1998 been determined under SFAS No. 123, Accounting for Stock-Based Compensation, based on the fair market value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                          2000                       1999                       1998
                                                 -------------              -------------                 ----------
Net income (loss) - as reported                  $ (17,112,000)             $  (1,593,000)                $9,296,000
Net income (loss) -pro forma                     $ (17,437,000)             $  (1,707,000)                $8,656,000
As reported - net income (loss) per share:
       Basic                                     $       (1.41)             $       (0.13)                $     0.69
       Diluted                                   $       (1.41)             $       (0.13)                $     0.68
Pro forma- net income (loss) per share:
       Basic                                     $       (1.44)             $       (0.14)                $     0.64
       Diluted                                   $       (1.44)             $       (0.14)                $     0.63



                                                      Weighted                   Weighted                   Weighted
                                                      Average                    Average                    Average
                                     December 31,     Exercise  December 31,     Exercise    January 1,     Exercise
                                             2000       Price           1999       Price           1999       Price
                                     -------------------------  -------------------------    -----------------------
Outstanding at beginning of year          604,708      $  5.19       598,964      $  5.83       516,714      $  7.75
Granted                                   352,750         1.06       107,580         2.66       738,814         6.59
Exercised                                      --           --            --           --       (65,464)        6.99
Forfeited                                 (28,587)        4.08      (101,836)        6.26      (591,100)        7.78
                                     -------------------------  -------------------------    -----------------------
Outstanding at end of year                928,871      $  5.10       604,708      $  5.19       598,964      $  5.83
                                     =========================  =========================    =======================
Exercisable at end of year                789,144      $  3.84       525,328      $  5.45       521,280      $  5.88
                                     -------------------------  -------------------------    -----------------------
Weighted average fair value of
options granted                                        $  0.75                    $  1.63                    $  2.40

     The following table summarizes the changes in the number of shares under option pursuant to the plans described above:

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                  2000                1999               1998
                             ---------          ----------          ---------
Dividend yield                    0.00%               0.00%              0.00%
Expected volatility                .50                0.67               0.40
Risk-free interest rate           6.47%               6.08%              5.05%
Expected life (years)            10.00                5.00               5.00


     Of the options granted in 2000, 247,500 options are exercisable immediately and the remainder become exercisable equally over two years. Vesting of the 1999 grants is 56,250 options vesting immediately and the remainder vesting equally over two years. Vesting of the 1998 repriced options and the 11,250 options under the Directors plan grant is 500,606 options vesting immediately, 49,075 vesting equally over 3 years, and the remainder vesting equally over 2 years.

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

     The Company offers a 401(k) retirement plan to employees having completed one year of service, whereby eligible employees may contribute up to 20% of their annual compensation subject to limitations by the Internal Revenue Service. The Company may match up to 100% of the employee contributions as limited by the Internal Revenue Service. For the years ended December 29, 2000, December 31, 1999, and January 1, 1999, the Company expensed $98,000, $101,000, and $86,000, respectively, related to the plan.

10. IMPAIRMENT AND OTHER CHARGES:

     During 2000, the Company decided to close eleven of its 28 retail centers. The decision was based primarily on losses incurred at these centers over the last several months. Three retail centers were closed in each of the first three quarters of fiscal 2000 and two retail centers were closed in the fourth quarter of fiscal 2000. In connection with the decision to close these retail centers, the Company recorded a pre-tax charge of $4.4 million during the second quarter consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers which the Company has committed to close. During the fourth quarter of 2000, the Company recorded an additional pre-tax charge of $1.6 million associated with the impairment of intangible assets and exit costs related to certain of its retail centers. Although these amounts represent management's best estimate of total costs to close these centers, the actual cost could ultimately differ from these amounts. The Company has recorded these amounts as an impairment charge in the accompanying statement of operations for the fiscal year ended December 29, 2000. During the fiscal year ended December 29, 2000 and December 31, 1999, these eleven centers generated 6.0% and 7.3%, respectively, of the total revenues of the Company. The impact of these centers on the operating income of the Company, excluding the impairment charges, was a pre-tax loss of $3.1 million and a pre-tax loss of $2.1 million during the fiscal year ended December 29, 2000 and December 31, 1999, respectively. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would result in further impairment charges.

     During 1999, the Company recorded a pre-tax charge of $6.4 million associated with the closing of its manufacturing facility in North Carolina. During fiscal years ended January 1, 1999 and January 2, 1998 this facility generated 6.1% and 5.9%, respectively, of the total revenues of the Company. During 1999, the Company also recorded a pre-tax charge of $686,000 associated with the closing of three retail centers, one in Kentucky and two in South Carolina. Revenues generated by these three retail centers were less than 1% of total revenues of the Company for the fiscal years ended January 1, 1999 and January 2, 1998.

11. SEGMENT AND RELATED INFORMATION:

     The Company has four reportable segments: manufacturing, retail operations, component supply and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. The retail operations segment sells homes to retail customers which have been produced by various manufacturers including the Company's manufacturing segment. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The consumer financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. Wenco Finance has now restricted its loan origination activities and engaged 21st Century to service its existing loan portfolio. Wenco 21, the Company's joint venture with 21st Century, continues to offer consumer financing for homes manufactured by the Company, as well as for other homes sold through its retail centers and independent dealers.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and segment operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. The Company does not allocate income taxes to all segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported segment operating profit or loss.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.

     The following table presents information about segment profit or loss (dollars in thousands):

                                                        2000             1999             1998
                                                   ---------        ---------        ---------
Revenues:
    Manufacturing                                  $ 151,963        $ 215,721        $ 257,334
    Retail Operations                                 49,565           63,996           76,539
    Component Supply                                  30,097           46,892           57,266
    Consumer Financing                                 1,138            1,266            1,145
    Other Operating Segments                           8,091            9,655           11,163
    Eliminations                                     (55,466)         (73,632)         (83,852)
                                                   ---------        ---------        ---------
Total Revenues                                     $ 185,388        $ 263,898        $ 319,595
                                                   =========        =========        =========

Gross Profit:
    Manufacturing                                  $  21,113        $  30,682        $  42,530
    Retail Operations                                 11,822           18,127           22,012
    Component Supply                                   2,376            3,858            5,075
    Consumer Financing                                   230              441              325
    Other Operating Segments                           5,713            7,607            9,026
    Eliminations                                      (6,957)          (8,646)         (11,043)
                                                   ---------        ---------        ---------
Gross Profit                                          34,297           52,069           67,925

Segment operating income (loss):
    Manufacturing                                      2,253              (34)          14,848
    Retail Operations                                (16,048)          (4,818)          (1,603)
    Component Supply                                   1,064            2,297            3,276
    Consumer Financing                                (1,298)              37              175
    Corporate                                         (3,894)            (888)            (618)
    Other operating Segments                             485              793             (186)
                                                   ---------        ---------        ---------
Segment Operating income (loss)                      (17,438)          (2,613)          15,892
Income / expenses not allocated to segments:

    Benefit (provision) for income taxes                 326            1,020           (6,089)
    Cumulative effect of accounting change                --               --             (507)
                                                   ---------        ---------        ---------
Net income (loss)                                  $ (17,112)       $  (1,593)       $   9,296
                                                   =========        =========        =========



Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company which include a trucking business and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments. The Corporate segment does not generate any revenues, but does incur certain administrative expenses.

A summary of identifiable assets, depreciation and amortization, and capital additions for the years ended 2000, 1999, and 1998, is as follows:

                                    Identifiable         Depreciation and           Capital
                                       Assets              Amortization            Additions
                                   ---------------        ---------------       ---------------
2000:
    Manufacturing                  $    23,624,000        $     1,141,000       $       244,000
    Retail Operations                   29,261,000                616,000               677,000
    Component Supply                     4,147,000                246,000               109,000
    Consumer Financing                  12,596,000                     --                    --
    Corporate                           27,906,000                976,000               773,000
    Other Operating Segments               336,000                  8,000                    --
    Eliminations                        (2,683,000)                    --                    --
                                   ---------------        ---------------       ---------------
    Consolidated                   $    95,187,000        $     2,987,000       $     1,803,000
                                   ===============        ===============       ===============

1999:
    Manufacturing                  $    27,699,000        $     1,522,000       $       679,000
    Retail Operations                   44,686,000                763,000               812,000
    Component Supply                     5,939,000                248,000                95,000
    Consumer Financing                  14,225,000                     --                    --
    Corporate                           33,385,000                874,000             1,669,000
    Other Operating Segments             1,091,000                  7,000                    --
    Eliminations                        (5,011,000)                    --                    --
                                   ---------------        ---------------       ---------------
    Consolidated                   $   122,014,000        $     3,414,000       $     3,255,000
                                   ===============        ===============       ===============

1998:
    Manufacturing                  $    35,830,000        $     2,164,000       $       941,000
    Retail Operations                   43,993,000                278,000             1,448,000
    Component Supply                     6,808,000                225,000               103,000
    Consumer Financing                  13,353,000                     --                    --
    Corporate                           26,886,000                544,000               749,000
    Other Operating Segments               798,000                 43,000                    --
    Eliminations                        (6,012,000)                    --                    --
                                   ---------------        ---------------       ---------------
    Consolidated                   $   121,656,000        $     3,254,000       $     3,241,000
                                   ===============        ===============       ===============

12. RELATED PARTY TRANSACTIONS:

     The Company had sales to a development company affiliated with certain stockholders who were also executive officers of the Company during the years ended December 29, 2000, December 31, 1999, and January 1, 1999, which amounted to $44,000, $203,000, and $3,000, respectively. In management's opinion, transactions with the development company have been at prices and on terms no less favorable to the Company than with third parties.

13. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING:

     Effective January 3, 1998, the Company adopted Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-up Activities and Organization Costs. Costs of start-up activities and organization costs during the year ended December 29, 2000 and December 31, 1999 have been expensed as incurred under the SOP. Adoption of this statement resulted in a charge in 1998 of $825,000 ($507,000 after tax), which is reflected as the cumulative effect of a change in accounting principle.

14. SUMMARY OF UNAUDITED QUARTERLY FINANCIAL DATA:

     Unaudited quarterly financial information is as follows:

                                                         Quarter Ended                                 Year Ended
                              -------------------------------------------------------------------     -------------
                                  March 31,          June 30,     September 29,      December 29,      December 29,
                                       2000              2000              2000              2000              2000
                              -------------     -------------     -------------     -------------     -------------
Net Revenues                  $  48,278,000     $  54,192,000     $  46,517,000     $  36,401,000     $ 185,388,000
Gross Profit                      9,252,000        10,964,000        10,074,000         4,007,000        34,297,000
Income taxes (benefit)             (210,000)       (1,240,000)         (395,000)        1,519,000          (326,000)
Net (Loss)                         (898,000)       (3,396,000)       (1,406,000)      (11,412,000)      (17,112,000)
Income (loss) per share:
      Basic & Diluted         $       (0.07)    $       (0.28)    $       (0.12)    $       (0.94)    $       (1.41)

Weighted average number of
common shares:
   Basic & Diluted               12,132,990        12,132,990        12,132,990        12,132,990        12,132,990



                                                       Quarter Ended                                  Year Ended
                              -----------------------------------------------------------------     -------------
                                   April 2,          July 2,       October 1,      December 31,      December 31,
                                       1999             1999             1999              1999              1999
                              -------------    -------------    -------------     -------------     -------------
Net Revenues                  $  76,843,000    $  72,930,000    $  66,296,000     $  47,829,000     $ 263,898,000
Gross Profit                     16,126,000       14,943,000       12,696,000         8,304,000        52,069,000
Income taxes (benefit)            1,230,000        1,032,000       (1,900,000)       (1,382,000)       (1,020,000)
Net (Loss)                        2,060,000        1,649,000       (3,067,000)       (2,235,000)       (1,593,000)
Income (loss) per share:
      Basic & Diluted         $        0.17    $        0.14    $       (0.25)    $       (0.19)    $       (0.13)

Weighted average number of
common shares:
   Basic & Diluted               12,307,852       12,132,990       12,132,990        12,132,990        12,176,705

Report of Independent Public Accountants
Southern Energy Homes, Inc. and subsidiaries

To Southern Energy Homes, Inc.:
     We have audited the accompanying consolidated balance sheets of Southern Energy Homes, Inc. (a Delaware Corporation) and subsidiaries as of December 29, 2000 and December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Energy Homes, Inc. and subsidiaries as of December 29, 2000, and December 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 13 to the financial statements, effective January 3, 1998, the Company changed its method of accounting for the costs of start-up activities and organization costs.

                                        ARTHUR ANDERSEN LLP

Birmingham, Alabama
February 9, 2001 (except with respect,
to the matters discussed in Note 6
as to which the date is March 9, 2001)


Statement of Management's Responsibility
Southern Energy Homes, Inc. and subsidiaries

     The consolidated financial statements and related information herein were prepared by the Company and were based on accounting principles generally accepted in the United States, appropriate in the circumstances to reflect in all material respects the consolidated financial position of the Company as of December 29, 2000 and December 31, 1999, and the consolidated results of operations and cash flows for each of the years ended December 29, 2000 and December 31, 1999, and January 1, 1999. The financial information presented elsewhere in this report has been prepared in a manner consistent with the financial statement disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the text appearing under
Part I, Item 1 -- Business under the caption "Executive Officers". Information regarding compliance with Section 16(a) of the securities Exchange Act of 1934 is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)  The following documents are filed as part of this report:


     (1)  Financial Statements

     Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999.

     Consolidated Statements of Operations for each of the three fiscal years in the period ended December 29, 2000.

     Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended December 29, 2000.

     Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 29, 2000.

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

       2.2 Real Estate Purchase Agreement, dated as of July 31, 1994, between Imperial N.C. Associates and Lawyer's Title of North Carolina, Inc. and Assignment of such Agreement to Southern Energy Homes of North Carolina, Inc. (Filed as Exhibit 2.2 to the Current Report on Form 8-K dated August 14, 1994, File No. 0-21204.)
       2.3 Asset Purchase Agreement, dated April, 1998, by and between the Registrant, Rainbow Homes, Inc., and the sole stockholder of Rainbow Homes, Inc. (filed as Exhibit 2.3 to the Company's Annual report on Form 10K for the year ended January 1, 1999.)
       3.1     Certificate of Incorporation of the Company. (Filed as Exhibit
               3.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       3.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       4.1 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       4.7     Southern Development Council, Inc. Promissory Note. (Filed as
               Exhibit 4.10 to the Registration Statement on form S-1, Registration No. 33-57420.)
       4.8     Stockholders' Agreement, dated as of June 8, 1989. (Filed as
               Exhibit 4.12 to the Registration Statement on Form S-1, Registration No. 33-57420.)
       4.9 Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     *10.1 Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     *10.2     Employment Agreement with Keith Brown, dated June 8, 1989.
               (Filed as Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     *10.3 Employment Agreement with Johnny R. Long, dated June 8, 1989. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     *10.4     Southern Energy Homes, Inc. 1993 Stock Option Plan. (Filed as
               Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     *10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement Plan. (Filed as Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     *10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc. (Filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     10.7 Southern Development Council, Inc. Loan Commitment Agreement. (Filed as Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit
               10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     10.10 Lease Agreement by and between Robert Lowell Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams, as Landlord, and Southern Energy Homes, Inc. dated as of November 20, 1985, as amended. (Filed as Exhibit 10.23 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     10.11 Agreement and Plan of Merger of Southern Energy Homes, Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit
               10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     10.12 Certificate of Merger Merging Southern Energy Homes, Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
     10.13 Assignment of Lease and Rights dated June 29, 1993 between B.B.H.L.P. Partnership and Southern energy Homes, Inc. (Filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
     10.14 Lease Agreement dated as of June 1, 1984 between The Industrial Development Board of the Town of Addison, Alabama and B.B.H.L.P. Partnership. (Filed as Exhibit 10.2 to the Quarterly Report on form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
     10.15 Assignment of Lease and Rights dated June 19, 1993 between B.B.H.L.P. and Southern Energy Homes, Inc. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 2-21204.)

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

(b) The Company did not file a current report on form 8-K during the 4th Quarter of fiscal 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHERN ENERGY HOMES, INC.
                                        Registrant



                                        By: :/s/ Wendell L. Batchelor
                                            ------------------------------------
                                        Wendell L. Batchelor
                                        Chairman and Chief Executive Officer

Date:  April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                              DATE
- ---------                                    -----                              ----

/s/ Wendell L. Batchelor                     Chairman,                          April 1, 2001
- ------------------------------------         Chief Executive Officer
Wendell L. Batchelor                         and Director

/s/ Keith O. Holdbrooks                      President,                         April 2, 2001
- ------------------------------------         Chief Operating Officer
Keith O. Holdbrooks                          and Director

/s/ Keith W. Brown                           Executive Vice President,          March 28, 2001
- ------------------------------------         Chief Financial Officer,
Keith W. Brown                               Treasurer, Secretary
                                             and Director


/s/ James A. Hasty                           Corporate Controller               April 2, 2001
- ------------------------------------
James A. Hasty

/s/ Johnny R. Long                           Director                           March 27, 2001
- ------------------------------------
Johnny R. Long

/s/ Louis C. Henderson                       Director                           March 27, 2001
- ------------------------------------
Louis C. Henderson, Jr


/s/ Clinton O. Holdbrooks                     Director                          March 27, 2001
- ------------------------------------
Clinton O. Holdbrooks


/s/ A.C. (Del) Marsh                         Director                           March 27, 2001
- ------------------------------------
A.C. (Del) Marsh

/s/  James A. Taylor                         Director                           March 29, 2001
- ------------------------------------
James A. Taylor

                                  EXHIBIT INDEX

  2.1 Asset Purchase Agreement, dated as of July 31, 1994, by and among the Registrant, Imperial Manufactured Homes of N.C., Inc. ("Imperial") and the stockholders of Imperial. (Filed as Exhibit 2.1 to the Current Report on Form 8-K dated August 14, 1994, File No. 0-21204.)
  2.2 Real Estate Purchase Agreement, dated as of July 31, 1994, between Imperial N.C. Associates and Lawyer's Title of North Carolina, Inc. and Assignment of such Agreement to Southern Energy Homes of North Carolina, Inc. (Filed as Exhibit 2.2 to the Current Report on Form 8-K dated August 14, 1994, File No. 0-21204.)
  2.3 Asset Purchase Agreement, dated April, 1998, by and between the Registrant, Rainbow Homes, Inc., and the sole stockholder of Rainbow Homes, Inc. (filed as Exhibit 2.3 to the Company's Annual report on Form 10K for the year ended January 1, 1999.)
  3.1 Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
  3.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
  4.1 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
  4.7     Southern Development Council, Inc. Promissory Note. (Filed as Exhibit
          4.10 to the Registration Statement on form S-1, Registration No. 33-57420.)
  4.8     Stockholders' Agreement, dated as of June 8, 1989. (Filed as Exhibit
          4.12 to the Registration Statement on Form S-1, Registration No. 33-57420.)
  4.9 Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
*10.1 Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
*10.2     Employment Agreement with Keith Brown, dated June 8, 1989. (Filed as
          Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
*10.3 Employment Agreement with Johnny R. Long, dated June 8, 1989. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
*10.4     Southern Energy Homes, Inc. 1993 Stock Option Plan. (Filed as Exhibit
          10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
*10.5     Form of Southern Energy Homes, Inc. 401(k) Retirement Plan. (Filed as
          Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
*10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc. (Filed as Exhibit
          10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
 10.7 Southern Development Council, Inc. Loan Commitment Agreement. (Filed as Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-57420.)
 10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
 10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
 10.10 Lease Agreement by and between Robert Lowell Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams, as Landlord, and Southern Energy Homes, Inc. dated as of November 20, 1985, as amended. (Filed as Exhibit 10.23 to the Registration Statement on Form S-1, Registration No. 33-57420.)
 10.11 Agreement and Plan of Merger of Southern Energy Homes, Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)
 10.12 Certificate of Merger Merging Southern Energy Homes, Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
 10.13 Assignment of Lease and Rights dated June 29, 1993 between B.B.H.L.P. Partnership and Southern energy Homes, Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
 10.14 Lease Agreement dated as of June 1, 1984 between The Industrial Development Board of the

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

*    Management contract or compensatory plan or arrangement.