Form 10-Q
period 2001-03-30
SOUTHERN ENERGY HOMES INC
filed 2001-05-11
CIK 896397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended March 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-21204


                           SOUTHERN ENERGY HOMES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            63-1083246
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


     144 Corporate Way, P.O. Box 390, Addison, Alabama                 35540
     -------------------------------------------------                 ------
          (Address of principal executive offices)                   (Zip Code)

                                 (256) 747-8589
                                 --------------
              (Registrant's telephone number, including area code)


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


     12,132,990 shares of Common Stock, $.0001 par value, as of May 10, 2001
     -----------------------------------------------------------------------

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
PART I   FINANCIAL INFORMATION:

         Consolidated Condensed Balance Sheets,
           March 30, 2001 and December 29, 2000                             3

         Consolidated Condensed Statements of Operations -
           Thirteen Weeks Ended March 30, 2001 and March 31, 2000           4

         Consolidated Condensed Statements of Cash Flows - Thirteen
           Weeks Ended March 30, 2001 and March 31, 2000                    5

         Notes to Consolidated Condensed Financial Statements               6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

PART II  OTHER INFORMATION                                                 13

         SIGNATURES                                                        16

I. FINANCIAL INFORMATION
Item 1. Financial Statements


                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                              March 30,           December 29,
                                                                                2001                  2000
                                                                                ----                  ----
                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $        --           $ 6,054,000
   Accounts receivable (less allowance for doubtful accounts of
     $154,000 and $168,000, respectively)                                     20,192,000            13,560,000
   Inventories                                                                22,108,000            24,161,000
   Refundable income taxes                                                            --             5,055,000
   Deferred tax benefits                                                         349,000               349,000
   Prepayments and other                                                       1,436,000               770,000
                                                                             -----------           -----------
                                                                              44,085,000            49,949,000
                                                                             -----------           -----------
PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                            36,162,000            36,188,000
   Less - accumulated depreciation                                            14,637,000            13,994,000
                                                                             -----------           -----------
                                                                              21,525,000            22,194,000
                                                                             -----------           -----------
INTANGIBLES AND OTHER ASSETS:
   Installment contracts receivable (less allowance for credit
       losses of $1,000,000 and $850,000, respectively)                        9,861,000            10,505,000
   Goodwill                                                                    5,129,000             5,190,000
   Investment in joint ventures                                                5,018,000             5,371,000
   Other assets                                                                1,976,000             1,978,000
                                                                             -----------           -----------
                                                                              21,984,000            23,044,000
                                                                             -----------           -----------
                                                                             $87,594,000           $95,187,000
                                                                             ===========           ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                              17,884,000            28,049,000
   Accounts payable                                                            4,647,000             1,963,000
   Accrued liabilities                                                        14,853,000            13,503,000
                                                                             -----------           -----------
                                                                              37,384,000            43,515,000
                                                                             -----------           -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
      none outstanding                                                                --                    --
   Common stock, $.0001 par value, 40,000,000 shares authorized,
      12,132,990 issued and outstanding at March 30, 2001 and  at
       December 29, 2000                                                           1,000                 1,000
   Capital in excess of par                                                    8,329,000             8,329,000
   Retained earnings                                                          41,880,000            43,342,000
                                                                             -----------           -----------
                                                                              50,210,000            51,672,000
                                                                             -----------           -----------
                                                                             $87,594,000           $95,187,000
                                                                             ===========           ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Thirteen Weeks Ended
                                                               --------------------
                                                         March 30,               March 31,
                                                           2001                    2000
                                                           ----                    ----
   Net revenues                                        $37,501,000            $48,278,000

   Cost of sales                                        29,331,000             39,026,000
                                                       -----------            -----------
           Gross profit                                  8,170,000              9,252,000
                                                       -----------            -----------
   Operating Expenses:
     Selling, general and administrative                 9,047,000              9,813,000
     Amortization of intangibles                            76,000                127,000
                                                       -----------            -----------
                                                         9,123,000              9,940,000
                                                       -----------            -----------
           Operating loss                                 (953,000)              (688,000)
                                                       -----------            -----------

   Interest expense                                        669,000                554,000
   Interest income                                         160,000                134,000
                                                       -----------            -----------
           Loss before income taxes                     (1,462,000)            (1,108,000)

   Credit for income taxes                                      --               (210,000)
                                                       -----------            -----------
           Net loss                                    $(1,462,000)           $  (898,000)
                                                       ===========            ===========
   Net loss per common share:
        Basic and Diluted                              $     (0.12)           $     (0.07)
                                                       ===========            ===========
   Weighted average number of common Shares:
         Basic and Diluted                              12,132,990             12,132,990
                                                       ===========            ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Thirteen Weeks Ended
                                                                                           --------------------
                                                                                    March 30,               March 31,
                                                                                       2001                   2000
                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (1,462,000)           $  (898,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Equity (income) loss of joint ventures                                         (18,000)               207,000
       Distribution from joint ventures                                               371,000                260,000
       Depreciation of property and equipment                                         643,000                622,000
       Amortization of intangibles                                                     76,000                127,000
       Provision  for deferred income taxes                                                --                 23,000
       Gain on sale of property and equipment                                          (1,000)                (4,000)
       Provision for doubtful accounts receivable                                      18,000                 24,000
       Origination of installment contracts                                          (217,000)              (375,000)
       Provision for credit losses on installment contracts                           150,000                127,000
       Principal collected on originated installment contracts                        711,000              1,060,000
       Change in assets and liabilities:
         Inventories                                                                2,053,000              2,150,000
         Accounts receivable                                                       (6,650,000)            (5,379,000)
         Refundable income taxes, prepayments and other                             4,389,000               (727,000)
         Other assets                                                               1,009,000                  7,000
         Accounts payable                                                           2,684,000                466,000
         Accrued liabilities                                                        1,350,000             (2,617,000)
                                                                                 ------------            -----------
           Net cash provided by (used in) operating activities                      5,106,000             (4,927,000)
                                                                                 ------------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (152,000)              (663,000)
   Proceeds from sale of property and equipment                                       179,000                 39,000
                                                                                 ------------            -----------
           Net cash provided by (used in) investing activities                         27,000               (624,000)
                                                                                 ------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on notes payable                                 (10,165,000)             2,967,000
     Payment of debt issuance costs                                                (1,022,000)                    --
     Repayments on long-term debt                                                          --             (3,565,000)
                                                                                 ------------            -----------
           Net cash used in financing activities                                  (11,187,000)              (598,000)
                                                                                 ------------            -----------
Net decrease in cash and cash equivalents                                          (6,054,000)            (6,149,000)
                                                                                 ------------            -----------
Cash and cash equivalents at the beginning of period                                6,054,000              9,342,000
                                                                                 ------------            -----------
Cash and cash equivalents at the end of period                                   $         --            $ 3,193,000
                                                                                 ============            ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                      $    642,000            $   554,000
                                                                                 ============            ===========
     Cash paid (refunded) for income taxes                                       $ (5,135,000)           $     5,000
                                                                                 ============            ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 29, 2000, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of March 30, 2001, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2001 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 29, 2000.

In the fourth quarter of fiscal 2000, the Company adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs. Such adoption did not have any impact on the Company's reported results of operations. Prior to adoption of EITF 00-10, the Company netted shipping revenues, which were included in selling, general and administrative expenses with the associated costs. Total shipping revenues for the quarters ended March 30, 2001 and March 31, 2000 amounted to $1,564,000 and $2,140,000, respectively.
Total shipping costs, which were included in selling, general and administrative expenses were $1,489,000, and $2,088,000 during the quarters ended March 30, 2001 and March 31, 2000, respectively.

Prior period amounts have been reclassified to conform with the 2001 presentation.

2. INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                                March 30,              December 29,
                                   2001                     2000
                                   ----                     ----
                               (Unaudited)
      Raw materials            $ 5,465,000             $ 5,569,000
      Work in progress             718,000                 551,000
      Finished goods            15,925,000              18,041,000
                               -----------             -----------
                               $22,108,000             $24,161,000
                               ===========             ===========

3. EARNINGS PER SHARE:

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the subject period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that then shares in the earnings of the Company.

Outstanding options to purchase 928,871 and 604,708 shares of common stock for the quarters ended March 30, 2001 and March 31, 2000, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive.

4. REPURCHASE AGREEMENTS:

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $1,201,000 and $1,549,000 for the quarters ended March 30, 2001 and March 31, 2000, respectively. During the quarter ended March 30, 2001 losses on repurchases were $283,000. At March 30, 2001, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $55.6 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

6. SEGMENT AND RELATED INFORMATION

The Company has four reportable segments: manufacturing, retail operations, component supply, and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. The retail operations segment sells homes to retail customers, which have been produced by various manufacturers including the Company's manufacturing segment. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The consumer financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. The consumer financing segment has now restricted its loan origination activities and engaged 21st Century to service its existing loan portfolio.

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

         The following table presents information about segment profit or loss (dollars in thousands):

                                                         March 30, 2001      March 31, 2000
                                                         --------------      --------------
   Revenues:
      Manufacturing                                        $ 28,924            $ 40,846
      Retail operations                                      13,371              13,066
      Component supply                                        5,216               8,450
      Consumer financing                                        304                 308
      Other operating segments                                1,439               2,032
      Eliminations                                          (11,753)            (16,424)
                                                           --------            --------
   Total revenues                                          $ 37,501            $ 48,278
                                                           ========            ========
   Gross profit:
      Manufacturing                                        $  4,596            $  4,914
      Retail operations                                       3,603               3,640
      Component supply                                          474                 522
      Consumer financing                                        104                  95
      Other operating segments                                  670               1,718
      Eliminations                                           (1,277)             (1,637)
                                                           --------            --------
   Gross profit                                            $  8,170            $  9,252
                                                           ========            ========

   Segment operating income (loss):
      Manufacturing                                        $    626            $    322
      Retail operations                                        (748)             (1,441)
      Component supply                                          209                 196
      Consumer financing                                        (54)                 43
      Corporate                                              (1,559)               (618)
      Other operating segments                                   64                 390
                                                           --------            --------
   Segment operating income (loss)                           (1,462)             (1,108)
      Income/expenses not allocated to segments:
         Benefit (provision) for income taxes                    --                 210
                                                           --------            --------
   Net income (loss)                                       $ (1,462)           $   (898)
                                                           ========            ========


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

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL
As a whole, the manufactured housing industry has been adversely affected by various economic factors, and has struggled in the past several quarters. The current situation in the manufactured housing industry is the result of many factors. Rapid industry growth over the past 10 years resulted in an increase in the overall number of dealers, an increase in manufacturing output and an increase in the number of homes available at the retail level. These larger inventories and the generally slower reduction of those inventories has led to increased price competition and reduced profits. Tightening credit and increasing interest rates have compounded the situation and negatively affected the industry's overall financial performance, with virtually all manufacturers and retailers being impacted. Southern Energy Homes has not been excluded from this group; however, the Company has taken carefully planned steps designed to decrease costs and improve efficiency. In 1999 and 2000 these steps included closing manufacturing facilities, consolidating divisions, and selling unprofitable retail centers. Management continues to monitor the situation and remains prepared to implement any additional measures necessary to enable the Company to emerge financially sound from this industry downturn and take advantage of any future opportunities presented by any increase in the demand for affordable housing. Management is confident in the long-term future of the manufactured housing industry and Southern Energy Homes, Inc.

In light of current industry conditions, the Company expects that there will be future declines in wholesale and retail revenues and related net profit margins, which could have a material adverse effect on the Company's operating results and liquidity.

RESULTS OF OPERATIONS
Thirteen weeks ended March 30, 2001 as compared with thirteen weeks ended March 30, 2000.

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the quarter ended March 30, 2001 were $37.5 million, compared with $48.3 million for the comparable prior period, a decrease of 22.4%.

Net revenues from the wholesale sale of manufactured homes were $28.9 million (including intersegment revenues of $6.2 million) for the quarter ended March 30, 2001, as compared with $40.8 million (including intersegment revenues of $7.8 million) for the prior year period, a decrease of 29.2%. The decline in sales to dealers was primarily attributable to decreased demand and the closure of a manufacturing facility in Alabama in December 2000. Total homes shipped in the quarter ended March 30, 2001 was 1,032, down 31.2% from the number of homes shipped in the prior year period. The decline in revenues was offset slightly due to an increase in the average wholesale price per home shipped. The average wholesale price per home in the quarter ended March 30, 2001 was $26,511, as compared with $25,821 in the prior year period, an increase of 2.7%.

Net revenues from the retail sale of manufactured homes were $13.4 million for the quarter ended March 30, 2001, as compared with $13.1 million for the prior year period, an increase of 2.3%. Total retail homes sold in the quarter ended March 30, 2001 was 342, down 10% from the number of homes sold in the prior year period. The decline in sales of retail units was primarily attributable to increased competition and the Company operating 11 fewer retail centers, during the quarter ended March 30, 2001, compared to the prior year period. The increase in retail revenues was attributable to an increase in the average retail price per home sold. The average retail price per home sold in the quarter ended March 30, 2001 was $46,423, as compared with $42,565 in the prior year period, an increase of 9.1%. The increase in the average retail price per home sold was due to an increase in multi-section homes sold which carry a higher retail price.

Net revenues from the component supply segment were $5.2 million (including intersegment revenues of $4.5 million) for the quarter ended March 30, 2001, as compared with $8.5 million (including intersegment revenues of

$7.1 million) for the prior year period, a decrease of 38.3%. The decline in supply sales was primarily attributable to the decline in intersegment sales to the manufacturing segment.

Revenues from the retail finance subsidiary were $304,000 for the quarter ended March 30, 2001, as compared with $308,000 for the prior year period, a decrease of 1.3%.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the quarter ended March 30, 2001 was $8.2 million, or 21.8% of net revenues, as compared with $9.3 million, or 19.2% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to lower material prices, lower labor costs, and lower warranty expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $9.0 million or 24.1% of net revenues, for the quarter ended March 30, 2001, as compared with $9.8 million, or 20.3% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to increased dealer interest payments to remain competitive in market areas, increased freight expenses due to fuel increases, increased legal fees, and higher insurance costs.

Interest Expense

Interest expense for the quarter ended March 30, 2001 was $669,000, as compared with $554,000 for the quarter ended March 30, 2000. The increase in interest expense in the current quarter was a result of higher interest rates associated with the Company financing its retail inventory with outside lenders and expenses associated with the new credit facility.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. The credit provision for income tax for the quarter ended March 31, 2000 was $210,000, or an effective tax rate of 19.0%. During fiscal 2000, the Company recorded a valuation allowance of $4.4 million related to deferred income tax assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Because the Company has operated at a loss in its two most recent fiscal years and because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income.


LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

During the quarter ended March 30, 2001, the Company's cash provided by operations was approximately $5.1 million. Cash provided by operations included decreased inventories of $2.1 million, increased accounts payable and accrued liabilities of $4.1 million, and decreased refundable income taxes and prepayments and other of $4.4 million, partially offset by increased accounts receivable of $6.7 million.

During the quarter ended March 31, 2000, the Company's cash used in operations was approximately $4.9 million. Cash was used by operations for purposes which included: absorbing the net loss of $898,000; increased accounts receivable and prepayments of $6.1 million, and decreased accrued liabilities of $2.6 million. These amounts were partially offset by decreased inventories of $2.2 million and principal collected on originated installment contracts of $1.1 million. In addition to cash used in operating activities, other significant uses of cash included capital expenditures of $663,000 and repayments of long-term debt of $3.6 million, partially offset by net borrowings on notes payable of $3.0 million.

At March 30, 2001, the Company had no cash, compared to $6.1 million in cash at December 29, 2000. Under the new line of credit all cash is required to be used to pay down the line of credit. At March 30, 2001, the Company's net working capital was $6.7 million, compared with $6.4 million at December 29, 2000. The increase in net working capital was primarily due to increased accounts receivables decreased notes payable (paid with available cash), primarily offset by increased accounts payable and accrued liabilities. On March 9, 2001 the Company entered into a new three year $40 million revolving credit facility with its current financial institution. The new facility is secured by substantially all of the Company's assets. The new credit facility replaces the Company's $28.5 million facility, which was scheduled to terminate May 31, 2001. The new credit line matures on March 8, 2004 and bears interest at the Prime Rate plus 1.0%. The Company has $16 million in outstanding borrowings under this line at March 30, 2001. The Company's ability to draw upon this line of credit is dependent upon meeting financial ratios and covenants.

The Company does not currently plan to make any material capital expenditures during the next twelve months.

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $1,201,000 and $1,549,000 for the quarters ended March 30, 2001 and March 31, 2000, respectively. During the quarter ended March 30, 2001 losses on repurchases were $283,000. At March 30, 2001, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $55.6 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

Quantitative and Qualitative Disclosures Regarding Market Risk.


Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financials instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.0% over PRIME. Accordingly, the Company is subject to market risk associated with changes in interest rates. At March 30, 2001, $16 million was outstanding under the credit agreement. As of December 29, 2000, the principal amount outstanding under the credit agreement was $20.0 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2000 would result in additional interest expense of approximately $200,000, which would reduce cash flow and pre-tax earnings dollar for dollar. Accounts receivable: Most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer's floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

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

           10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.10 Lease Agreement by and between Robert Lowell Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams as Landlord, and Southern Energy Homes, Inc., dated as of November 20, 1985. (Filed as Exhibit 10.23 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.11 Agreement and Plan of Merger of Southern Energy Homes, Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.12 Certificate of Merger Merging of Southern Energy Homes, Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.13 Assignment of Lease and Rights dated June 29, 1993 between B.B.H.L.P Partnership and Southern Energy Homes, Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
           10.14 Lease Agreement dated as of June 1, 1984 between the Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit
                        10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
           10.15 Agreement Of Lease and Rights dated June 19, 1993 between B.B.H.L.P and Southern Energy Homes, Inc. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
           10.16 Lease Agreement dated as of December 1,1986 between the Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit
                        10.4 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
           10.17 Letter Agreement dated May 18, 1993 and Master Note dated May 19, 1993 between the Company and AmSouth Bank, N.A. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
           10.18 Deed of Real Estate dated August 5, 1993 relating to the Company's Plant No. 2 in Addison, Alabama. (Filed as
                        Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
           10.19 Deed of Real Estate dated July 30, 1993 relating to the Company's manufacturing facility in Fort Worth, Texas. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
           10.20 Southern Energy Homes, Inc. 1996 Option Plan for Non-employee Directors. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 1995.)
           10.21 Agreement and Plan of Reorganization of Southern Energy Homes, Inc. a Delaware Corporation, and SE Management, Inc. an Alabama Corporation, dated November 22,
                        1996 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended January 3, 1997).
           10.22        Amended and Restated Employment Agreement with Wendell
                        L. Batchelor, dated as of June 14, 1996 (filed as
                        Exhibit 10.22 to the Company's Annual Report on Form 10K for the year ended January 3, 1997).
           10.23        Amended and Restated Employment Agreement with Keith W.
                        Brown, dated as of June 14, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10K for the year ended January 3, 1997).
           10.24 Asset Purchase Agreement, dated as of December 3, 1997, by and among the Registrant, A&G, Inc. and the sole stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended January 2, 1998.)
           10.25 Asset Purchase Agreement, dated as of April 3, 1998, by and among Southern Energy S. C. Retail Corp., Rainbow Homes, Inc. and the sole stockholder of Rainbow Homes, Inc. (filed as Exhibit 10.25 to the Company's quarterly Report on Form 10-Q for the quarter ended October 2,
                        1998)

           10.26 Loan and Security Agreement, dated as of March 9, 2001, among the financial institutions named therein as Lenders, AmSouth Bank as agent, AmSouth Capital Corp. as administrative agent, Southern Energy Homes, Inc. as a borrower and the other borrowers named therein. **
         (b) Reports on Form 8-K            None

** filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SOUTHERN ENERGY HOMES, INC.


Date: May 11, 2001                   By: /s/ Wendell L. Batchelor
                                         --------------------------------------
                                     Wendell L. Batchelor, Chairman
                                     and Chief Executive Officer




Date: May 11, 2001                   By: /s/ Keith W. Brown
                                         --------------------------------------
                                     Keith W. Brown, Executive Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary

                                  EXHIBIT INDEX

The following Exhibits are incorporated herein by reference (except as otherwise noted).

            3.1 Certificate of incorporation of the Company, as amended (filed as Exhibit 3.1 to the Registration Statement on Form S-3, Registration No. 333-32933.)
            3.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            4.1 Specimen of Stock Certificate. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            4.2         Southern Development Council, Inc. Promissory Note.
                        (Filed as Exhibit 4.10 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            4.3 Stockholders' Agreement, dated as of June 8, 1989 (Filed as Exhibit 4.12 to the Registration Statement on Form S-1, Registration No. 33-57420.)
            4.4 Form of First Amendment to Stockholders' Agreement, dated as of January 13, 1993. (Filed as Exhibit 4.13 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.1 Employment Agreement with Wendell L. Batchelor, dated as of June 8, 1989. (Filed as Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.2 Employment Agreement with Keith Brown, dated as of June 8, 1989. (Filed as Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.3 Employment Agreement with Johnny R. Long, dated as of June 8, 1989. (Filed as Exhibit 10.3 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.4         Southern Energy Homes, Inc. 1993 Stock Option Plan.
                        (Filed as Exhibit 10.4 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.5 Form of Southern Energy Homes, Inc. 401(k) Retirement Plan. (Filed as Exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.6 Management Agreement, effective as of June 8, 1989, by and between Lee Capital Holdings and Southern Energy Homes, Inc. (Filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.7 Southern Development Council, Inc. Loan Commitment Agreement. Filed as Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.8 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated July 30, 1992. (Filed as Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.9 Lease Agreement by and between Hillard Brannon and Southern Energy Homes, Inc., dated November 16, 1989. (Filed as Exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.10 Lease Agreement by and between Robert Lowell Burdick, Nina Burdick Vono, Carolyn Burdick Hunsaker, Jean Burdick Hall, Mildred Burdick Marmont and Lane Burdick Adams as Landlord, and Southern Energy Homes, Inc., dated as of November 20, 1985. (Filed as Exhibit 10.23 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.11 Agreement and Plan of Merger of Southern Energy Homes, Inc., a Delaware corporation, and Southern Energy Homes, Inc., an Alabama corporation, dated as of January 15, 1993. (Filed as Exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.12 Certificate of Merger Merging of Southern Energy Homes, Inc., an Alabama corporation, with and into Southern Energy Homes, Inc., a Delaware corporation, dated as of January 19, 1993. (Filed as Exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-57420.)
           10.13 Assignment of Lease and Rights dated June 29, 1993 between B.B.H.L.P Partnership and Southern Energy Homes, Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
           10.14 Lease Agreement dated as of June 1, 1984 between the Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit
                        10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)

           10.15 Agreement Of Lease and Rights dated June 19, 1993 between B.B.H.L.P and Southern Energy Homes, Inc. (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
           10.16 Lease Agreement dated as of December 1,1986 between the Industrial Development Board of the town of Addison, Alabama and B.B.H.L.P Partnership. (Filed as Exhibit
                        10.4 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1993, File No. 0-21204.)
           10.17 Letter Agreement dated May 18, 1993 and Master Note dated May 19, 1993 between the Company and AmSouth Bank, N.A. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
           10.18 Deed of Real Estate dated August 5, 1993 relating to the Company's Plant No. 2 in Addison, Alabama. (Filed as
                        Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
           10.19 Deed of Real Estate dated July 30, 1993 relating to the Company's manufacturing facility in Fort Worth, Texas. (Filed as Exhibit 10.27 to the Registration Statement on Form S-1, Registration No. 33-68954.)
           10.20 Southern Energy Homes, Inc. 1996 Option Plan for Non-employee Directors. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 1995.)
           10.21 Agreement and Plan of Reorganization of Southern Energy Homes, Inc. a Delaware Corporation, and SE Management, Inc. an Alabama Corporation, dated November 22, 1996 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended January 3, 1997).
           10.22        Amended and Restated Employment Agreement with Wendell
                        L. Batchelor, dated as of June 14, 1996 (filed as
                        Exhibit 10.22 to the Company's Annual Report on Form 10K for the year ended January 3, 1997).
           10.23        Amended and Restated Employment Agreement with Keith W.
                        Brown, dated as of June 14, 1996 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10K for the year ended January 3, 1997).
           10.24 Asset Purchase Agreement, dated as of December 3, 1997, by and among the Registrant, A&G, Inc. and the sole stockholder of A&G, Inc. (Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended January 2, 1998.)
           10.25 Asset Purchase Agreement, dated as of April 3, 1998, by and among Southern Energy S. C. Retail Corp., Rainbow Homes, Inc. and the sole stockholder of Rainbow Homes, Inc. (filed as Exhibit 10.25 to the Company's quarterly Report on Form 10-Q for the quarter ended October 2,
                        1998)
           10.26 Loan and Security Agreement, dated as of March 9, 2001, among the financial institutions named therein as Lenders, AmSouth Bank as Agent, AmSouth Capital Corp. as Administrative Agent, Southern Energy Homes, Inc. as a borrower and the other borrowers named therein. **


** filed herewith