Form 10-Q
period 2001-06-30
SOUTHERN ENERGY HOMES INC
filed 2001-08-10
CIK 896397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                                                                        FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                      For the quarterly period ended June 29, 2001 or

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

                               12,132,990 shares of Common Stock, $.0001 par value, as of August 10, 2001

                                     SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

                                                                                              INDEX

                                                                                                                                                                                Page
PART I           FINANCIAL INFORMATION:

                        Consolidated Condensed Balance Sheets,
                         June 29, 2001 and December 29, 2000                                                                                              3

                        Consolidated Condensed Statements of Operations - Thirteen Weeks
                         Ended June 29, 2001 and June 30, 2000 and Twenty-six Weeks
                         Ended June 29, 2001 and June 30, 2000                                                                                          4

                       Consolidated Condensed Statements of Cash Flows - Twenty-six
                         Weeks Ended June 29, 2001 and June 30, 2000                                                                             5

                        Notes to Consolidated Condensed Financial Statements                                                             6

                        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                                                              9

PART II          OTHER INFORMATION                                                                                                                  14

                         SIGNATURES                                                                                                                                    15

I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                            SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                              (Unaudited)

	June 29, 2001	December 29, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 6,054,000
Accounts receivable (less allowance for doubtful accounts of $169,000 and $168,000, respectively)	20,221,000	13,560,000
Inventories	21,806,000	24,161,000
Refundable income taxes	-	5,055,000
Deferred tax benefits	349,000	349,000
Prepayments and other	1,128,000	770,000
	43,504,000	49,949,000

Property and equipment:
Property and equipment, at cost	36,086,000	36,188,000
Less - accumulated depreciation	(15,208,000)	(13,994,000)
	20,878,000	22,194,000

Intangibles and other assets:
Installment contracts receivable (less allowance for credit
losses of $1,000,000 and $850,000, respectively)	10,212,000	10,505,000
Goodwill	5,066,000	5,190,000
Investment in joint ventures	5,085,000	5,371,000
Other assets	1,916,000	1,978,000
	22,279,000	23,044,000
	$ 86,661,000	$ 95,187,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$ 16,902,000	$ 28,049,000
Accounts payable	4,348,000	1,963,000
Accrued liabilities	15,076,000	13,503,000
	36,326,000	43,515,000

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, None outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,132,990 issued and outstanding at June 29, 2001 and at December 29, 2000	1,000	1,000
Capital in excess of par	8,329,000	8,329,000
Retained earnings	42,005,000	43,342,000
	50,335,000	51,672,000
	$ 86,661,000	$ 95,187,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Net revenues	$42,448,000	$54,192,000	$79,949,000	$102,469,000

Cost of sales	32,895,000	43,228,000	62,225,000	82,253,000

Gross profit	9,553,000	10,964,000	17,724,000	20,216,000

Operating Expenses:
Selling, general and administrative	8,907,000	10,518,000	17,954,000	20,332,000
Amortization of intangibles	76,000	128,000	152,000	254,000
Impairment charges	-	4,382,000	-	4,382,000
	8,983,000	15,028,000	18,106,000	24,968,000

Operating income (loss)	570,000	(4,064,000)	(382,000)	(4,752,000)

Interest expense	501,000	647,000	1,170,000	1,201,000
Interest income	56,000	75,000	215,000	208,000

Income (loss) before income taxes	125,000	(4,636,000)	(1,337,000)	(5,745,000)

Credit for income taxes	-	(1,240,000)	-	(1,450,000)

Net income (loss)	$ 125,000	$(3,396,000)	$ (1,337,000)	$ (4,295,000)

Net income (loss) per common share:
Basic and Diluted	$ 0.01	$ (0.28)	$ (0.11)	$ (0.35)

Weighted average number of common Shares:
Basic and Diluted	12,132,990	12,132,990	12,132,990	12,132,990

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Twenty-six Weeks Ended
	June 29, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$ (1,337,000)	$ (4,295,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity (income) loss of joint ventures	(70,000)	213,000
Distribution from joint ventures	371,000	260,000
Depreciation of property and equipment	1,214,000	1,190,000
Amortization of intangibles	152,000	254,000
Amortization of debt issuance costs	121,000	-
Impairment and other charges	-	4,382,000
Provision for doubtful accounts receivable	18,000	-
Origination of installment contracts	(1,187,000)	(1,888,000)
Provision for credit losses on installment contracts	150,000	426,000
Principal collected on originated installment contracts	1,330,000	2,336,000
Other adjustments	-	55,000
Change in assets and liabilities:
Inventories	2,355,000	4,098,000
Accounts receivable	(6,679,000)	(7,107,000)
Refundable income taxes	5,055,000	-
Prepayments and other	(358,000)	(1,124,000)
Other assets	1,019,000	14,000
Accounts payable	2,385,000	868,000
Accrued liabilities	1,573,000	(3,264,000)
Net cash provided by (used in) operating activities	6,112,000	(3,582,000)

Cash flows from investing activities:
Capital expenditures	(264,000)	(1,264,000)
Investments in joint ventures	(15,000)	(446,000)
Proceeds from sale of property and equipment	366,000	97,000
Net cash provided by (used in) investing activities	87,000	(1,613,000)

Cash flows from financing activities:
Net borrowings (repayments) on notes payable	(11,147,000)	2,860,000
Payment of debt issuance costs	(1,106,000)	-
Repayments on long-term debt	-	(3,565,000)
Net cash used in financing activities	(12,253,000)	(705,000)

Net decrease in cash and cash equivalents	(6,054,000)	(5,900,000)

Cash and cash equivalents at the beginning of period	6,054,000	9,342,000

Cash and cash equivalents at the end of period	$ -	$ 3,442,000

Supplemental cash flow information:
Cash paid for interest	$ 1,194,000	$ 648,000
Cash paid (refunded) for income taxes	$(5,135,000)	$ 13,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                         SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                                               (Unaudited)

1. BASIS OF PRESENTATION:
The consolidated condensed balance sheet as of December 29, 2000, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of June 29, 2001, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2001 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 29, 2000.

2. RECENTLY ISSUED ACCOUNTING STANDARDS:
In the fourth quarter of fiscal 2000, the Company adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs; the adoption had no impact on the Company's reported results of operations. Prior to adoption of EITF 00-10, the Company netted shipping revenues, which were included in selling, general and administrative expenses, with the associated costs. Total shipping revenues for the twenty-six weeks ended June 29, 2001 and June 30, 2000 amounted to $3,502,000 and $4,677,000, respectively. For the thirteen weeks ended June 29, 2001 and June 30, 2000 total shipping revenues were $1,938,000 and $2,537,000, respectively. Total shipping costs, which were included in selling, general and administrative expenses, were $3,304,000, and $4,343,000 during the twenty-six weeks ended June 29, 2001 and June 30, 2000, respectively. For the thirteen weeks ended June 29, 2001 and June 30, 2000 total shipping costs, which were included in selling, general and administrative expenses, were $1,815,000 and $2,255,000, respectively. Prior period amounts have been reclassified to conform with the 2001 presentation.

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, that amend APB No. 16, Business Combinations, and supersedes APB Opinion No. 17, Intangible Assets. The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. The Company anticipates that beginning January 1, 2002; it will no longer amortize its goodwill, but will, however, evaluate goodwill for impairment annually. Statements 141 and 142 were issued on July 20, 2001, and the Company is currently reviewing the statements to determine their effect on the Company

3. INVENTORIES:
Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

	June 29, 2001	December 29, 2000

Raw materials	$5,376,000	$5,569,000
Work in progress	697,000	551,000
Finished goods	15,733,000	18,041,000
	$21,806,000	$24,161,000

4. EARNINGS PER SHARE:
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

Outstanding options to purchase 1,227,546 and 604,708 shares of common stock for the twenty-six weeks and thirteen weeks ended June 29, 2001 and June 30, 2000, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive.

5. REPURCHASE AGREEMENTS:
Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $2,773,000 and $5,229,000 for the twenty-six weeks ended June 29, 2001 and June 30, 2000, respectively. For the thirteen weeks ended June 29, 2001 and June 30, 2000 repurchases were $1,572,000 and $3,680,000, respectively. At June 29, 2001, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $44 million compared to $79 million at June 30, 2000. Homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers; during the twenty-six weeks and thirteen weeks ended June 29, 2001 losses on such repurchases were $507,000 and $224,000, respectively. Prior year comparable information is not known, as the Company has first begun tracking this data during the current fiscal year. No assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

6. LEGAL PROCEEDINGS:
The Company is a party to various legal proceedings incidental to its business. The majority of these legal proceedings are claims related to warranty on manufactured homes, or employment issues such as worker's compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the eventual liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company. However, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

7. IMPAIRMENT AND OTHER CHARGES:
During the second quarter of 2000, the Company decided to close eight of its then total of 29 retail centers. The decision was based primarily on losses incurred at these centers over the previous several months. Of the eight retail centers closed during fiscal 2000, three were closed in the second quarter of 2000. In connection with the decision to close these retail centers, the Company recorded a charge of $4.4 million ($3.2 million after tax) consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers that the Company has now closed. The Company has recorded the exit costs as an impairment charge in the accompanying statement of operations, for the thirteen weeks ended June 30, 2000.

8. SEGMENT AND RELATED INFORMATION:
The Company has four reportable segments: manufacturing, retail operations, component supply, and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and Company-owned retail centers. The retail operations segment sells homes produced by various manufacturers, including the Company's manufacturing segment, to retail customers. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The consumer financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. The consumer financing segment has now restricted its loan origination activities and engaged 21st Mortgage Corporation to service its existing loan portfolio.

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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. Certain prior year amounts have been reclassified to conform to the current year presentation. The following table presents information about segment profit or loss (dollars in thousands):

	Thirteen Weeks Ended Twenty-six Weeks Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Revenues:
Manufacturing	$36,547	$44,662	$65,471	$ 85,507
Retail operations	10,254	13,705	23,625	26,771
Component supply	6,628	9,230	11,844	17,680
Consumer financing	281	277	585	585
Other operating segments	1,321	2,250	2,760	4,282
Eliminations	(12,583)	(15,932)	(24,336)	(32,356)
Total revenues	$42,448	$ 54,192	$79,949	$102,469

Gross profit:
Manufacturing	$ 6,954	$ 6,630	$ 11,550	$ 11,544
Retail operations	3,066	3,736	6,669	7,375
Component supply	622	767	1,096	1,288
Consumer financing	120	51	224	146
Other operating segments	764	1,852	1,434	3,572
Eliminations	(1,973)	(2,072)	(3,249)	(3,709)
Gross profit	$ 9,553	$ 10,964	$ 17,724	$ 20,216

Segment operating income (loss):
Manufacturing	$ 2,405	$ 1,566	$ 3,031	$ 1,888
Retail operations	(1,148)	(6,215)	(1,896)	(7,656)
Component supply Consumer financing	367 117	425 68	576 63	621 111
Corporate	(1,366)	(658)	(2,925)	(1,276)
Other operating segments	(250)	178	(186)	567
Segment operating income (loss)	125	(4,636)	(1,337)	(5,745)
Income/expenses not allocated to segments:
Benefit (provision) for income taxes	-	1,240	-	1,450
Net income (loss)	$ 125	$(3,396)	$ (1,337)	$ (4,295)

Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company. Those segments include a trucking business and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments. Effective July 7, 2001, the Company ceased operating its trucking business, MH Transport (see the information under the caption "Selling, General and Administrative Expenses" in Management's Discussion and Analysis). The corporate segment does not generate any revenues, but does incur certain administrative expenses.

Item 2.
                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Southern Energy Homes, Inc. presently operates five home manufacturing facilities in Alabama and Texas, 17 retail sales centers in five states and three supply companies in Alabama. Currently marketed under four brand names, the Company's homes are sold in eighteen states. In addition to its manufacturing, retail sales and component supply operations, the Company's operations also include finance and a small insurance segment.

While the Company continues to experience the negative economic factors influencing financial performance of the entire manufactured housing industry for the past several quarters, it has taken a number of steps that have been effective in implementing its plans to decrease costs and improve efficiency. In fiscal 1999 and 2000 the Company closed four manufacturing facilities and closed a total of 11 retail centers that were not meeting profitability criteria, consolidated several divisions and took a number of other cost-cutting measures.

During the second quarter of fiscal 2001, management has continued to evaluate the efficiency and profitability of the retail centers and presently expects to close additional centers that remain unprofitable. In light of current industry conditions, the Company expects that there will be future declines in wholesale and retail revenues and related net profit margins, which could have a material adverse effect on the Company's operating results and liquidity. Management continues to monitor the overall situation and remains prepared to implement any additional measures that will afford the Company the best possible position from which to emerge financially sound from this industry downturn and take advantage of any future opportunities presented by any increase in the demand for affordable housing.

RESULTS OF OPERATIONS

Twenty-six weeks and thirteen weeks ended June 29, 2001 as compared with twenty-six weeks and thirteen weeks ended June 30, 2000.

Net Revenues

Total net revenues (consisting of gross sales less volume discounts, returns and allowances) for the twenty-six weeks ended June 29, 2001 were $79.9 million, as compared with $102.5 million in the prior year period. For the thirteen weeks ended June 29, 2001, total net revenues were $42.4 million, as compared with $54.2 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes were $65.5 million (including intersegment revenues of $11.9 million) for the twenty-six weeks ended June 29, 2001, as compared with $85.5 million (including intersegment revenues of $14.2 million) for the prior year period, a decrease of 23.4%. The decline in sales to dealers was primarily attributable to decreased demand and the closure of a manufacturing facility in Alabama in December 2000. Total homes shipped for the twenty-six weeks ended June 29, 2001 was 2,193, down 29.6% from the number of homes shipped in the prior year period. The average wholesale price per home for the twenty-six weeks ended June 29, 2001 was $28,068, as compared with $25,932 in the prior year period, an increase of 8.2%. For the thirteen weeks ended June 29, 2001, net revenues from the wholesale sale of manufactured homes were $36.5 million (including intersegment revenues of $5.7 million), as compared with $44.7 million (including intersegment revenues of $6.4 million) for the prior year period, a decrease of 18.3%. The decline in sales to dealers during the twenty-six week period was also primarily attributable to decreased demand and the closure of a manufacturing facility in Alabama in December 2000. Total homes shipped for the thirteen weeks ended June 29, 2001 was 1,161, down 28.2% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended June 29, 2001 was $29,452, as compared with $26,035 in the prior year period, an increase of 13.1%.

Net revenues from the retail sale of manufactured homes were $23.6 million for the twenty-six weeks ended June 29, 2001, as compared with $26.8 million for the prior year period, a decrease of 11.9%. Total retail homes sold for the twenty-six weeks ended June 29, 2001 was 620, down 21.9% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the fact that the Company operated four fewer retail centers during the twenty-six weeks ended June 29, 2001 compared to the retail centers that were open during all or part of the same period in the prior year. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the twenty-six weeks ended June 29, 2001 was $45,619, as compared with $42,841 in the prior year period, an increase of 6.5%. For the thirteen weeks ended June 29, 2001, net revenues from the retail sale of manufactured homes were $10.3 million, as compared with $13.7 million for the prior year period, a decrease of 24.8%. Total retail homes sold for the thirteen weeks ended June 29, 2001 was 278, down 32.9% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company's operation of four fewer retail centers during the quarter ended June 29, 2001 compared to the prior year period. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the thirteen weeks ended June 29, 2001 was $44,423, as compared with $43,252 in the prior year period, an increase of 2.7%.

Net revenues from the component supply segment were $11.8 million (including intersegment revenues of $10.2 million) for the twenty-six weeks ended June 29, 2001, as compared with $17.7 million (including intersegment revenues of $15.0 million) for the prior year period, a decrease of 33.3%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment. For the thirteen weeks ended June 29, 2001, net revenues from the component supply segment were $6.6 million (including intersegment revenues of $5.7 million), as compared with $9.2 million (including intersegment revenues of $7.8 million) for the prior year period, a decrease of 28.3%. The decline in supply sales was primarily attributable to a decline in intersegment sales to the manufacturing segment.

Revenues from the consumer financing segment were $585,000 and $281,000, respectively, for the twenty-six weeks and thirteen weeks ended June 29, 2001, as compared with revenues of $585,000 and $277,000 for the comparable prior year periods.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the twenty-six weeks ended June 29, 2001 was $17.7 million, or 22.2% of net revenues, as compared with $20.2 million, or 19.7% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to lower material prices, lower labor costs, and lower warranty expenses. For the thirteen weeks ended June 29, 2001, gross profit was $9.6 million, or 22.5% of net revenues, as compared with $11.0 million, or 20.2% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to lower material prices, lower labor costs, and lower warranty expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $18.0 million, or 22.5% of net revenues, during the twenty-six weeks ended June 29, 2001, as compared with $20.3 million, or 19.8% of net revenues, for the same period of the prior year. For the thirteen weeks ended June 29, 2001, selling, general and administrative expenses were $8.9 million, or 21.0% of net revenues, as compared with $10.5 million, or 19.4% of net revenues, for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales was attributable primarily to increased dealer interest payments to remain competitive in market areas, increased freight expenses due to fuel increases, increased legal fees, and higher insurance costs.

Due primarily to recent increases in liability insurance costs associated with the Company's trucking business, MH Transport, the Company decided to cease operations of MH Transport as of July 7, 2001. The Company now contracts with independent third parties for delivery of its manufactured homes, and does not presently expect to experience any material financial or operational impact from the cessation of its own trucking business and outsourcing of this function.

Interest Expense

Interest expense for the twenty-six weeks ended June 29, 2001 was $1.2 million, as compared with $1.2 million in the prior year period. For the thirteen weeks ended June 29, 2001, interest expense was $501,000, as compared with $647,000 in the prior year period. The decrease in interest expense in the current quarter was a result of lower interest rates and lower borrowings on the credit line.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Because the Company has operated at a loss in its two most recent fiscal years and because management believes difficult competitive conditions are likely to continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income. At June 29, 2001, the valuation allowance amounted to approximately $4.9 million. Credit provision for income tax expense for the twenty-six weeks ended June 30, 2000 was $1.5 million, or an effective tax rate of 25.2%. For the thirteen weeks ended June 30, 2000, credit provision for income tax expense was $1.2 million, or an effective tax rate of 26.7%.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

During the quarter ended June 29, 2001, the Company's cash provided by operations was approximately $6.0 million. Cash provided by operations included decreased inventories of $2.3 million, increased accounts payable and accrued liabilities of $4.0 million, and decreased refundable income taxes of $5.1 million, partially offset by increased accounts receivable of $6.7 million. Other significant uses of cash included repayments of $11.1 million on notes payable.

During the quarter ended June 30, 2000, the Company's cash used in operations was approximately $3.6 million. Cash used in operations included a net loss of $4.3 million, origination of installment contracts of $1.9 million, increased accounts receivable and prepayments of $8.2 million, and decreased accrued liabilities of $3.3 million. These amounts were partially offset by decreased inventories of $4.0 million and principal collected on originated installment contracts of $2.3 million. In addition to cash used in operating activities, other significant uses of cash included capital expenditures of $1.3 million and repayments on long-term debt of $3.6 million, partially offset by increased borrowings on notes payable of $2.9 million.

At June 29, 2001, the Company had no cash, compared to $6.1 million in cash at December 29, 2000. Under the new line of credit all cash is required to be used to pay down the line of credit. At June 29, 2001, the Company's net working capital was $7.2 million, compared with $6.4 million at December 29, 2000. The increase in net working capital was primarily due to increased accounts receivables, decreased notes payable (paid with available cash), primarily offset by increased accounts payable and accrued liabilities. On March 9, 2001 the Company entered into a new three year $40 million revolving credit facility with its primary lender, of which $30 million was available at June 29, 2001. The new facility is secured by substantially all of the Company's assets. The new credit facility replaces the Company's $28.5 million facility, which was scheduled to terminate May 31, 2001. The new credit line matures on March 8, 2004 and bears interest at the lender's prime rate plus 1.0%. The Company had $16 million in outstanding borrowings under this line at June 29, 2001, at a current interest rate of 7.75%. The Company's ability to draw upon this line of credit is dependent upon meeting financial ratios and covenants.

The Company does not currently plan to make any material capital expenditures during the next twelve months.

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $2,773,000 and $5,229,000 for the twenty-six weeks ended June 29, 2001 and June 30, 2000, respectively. For the thirteen weeks ended June 29, 2001 and June 30, 2000 repurchases were $1,572,000 and $3,680,000, respectively. At June 29, 2001, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $44 million compared to $79 million at June 30,2000. Homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers ; during the twenty-six weeks and thirteen weeks ended June 29, 2001 losses on such repurchases were $507,000 and $224,000, respectively.

Impairment and Other Charges

During the second quarter of 2000, the Company decided to close eight of its then total of 29 retail centers. The decision was based primarily on losses incurred at these centers over the previous several months. Of the eight retail centers closed during fiscal 2000, three were closed in the second quarter of 2000. In connection with the decision to close these retail centers, the Company recorded a charge of $4.4 million ($3.2 million after tax) consisting of the impairment of the intangible assets of $3.8 million and exit costs of $0.6 million associated with rental commitments and leasehold improvements on retail centers that the Company has now closed. The Company has recorded the exit costs as an impairment charge in the accompanying statement of operations, for the thirteen weeks ended June 30, 2000.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future. Increased competition in the industry has generally prevented the Company rom passing on such increases.

Item 3.

The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

Quantitative and Qualitative Disclosures Regarding Market Risk

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.0% over prime. Accordingly, the Company is subject to market risk associated with changes in interest rates. At June 29, 2001, $16 million was outstanding under the credit agreement. As of December 29, 2000, the principal amount outstanding under the credit agreement was $20.0 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2001 would result in additional interest expense of approximately $200,000, which would reduce cash flow and pre-tax earnings dollar for dollar. Accounts receivable: Most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealers' floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant's regular Annual Meeting of Stockholders was held on May 22, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.

(b)	There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.

(c)	At the Annual Meeting the only matter considered and voted upon was the election of directors. The numbers of votes cast are as follows:

Election of Directors:                             For                   Against      Withheld      No Votes

Wendell L. Batchelor                         11,851,110                   0           26,699        255,181
Keith W. Brown                                  11,850,110                   0           27,699        255,181
Louis C. Henderson, Jr.                     11,851,360                    0         26,449        255,181
Keith O. Holdbrooks                         11,845,110                    0         32,699        255,181
Clinton O. Holdbrooks                      11,846,360                   0          31,449        255,181
Johnny R. Long                                  11,851,360                   0          26,449        255,181
A.C. (Del) Marsh                                11,851,360                     0           6,449        255,181
James A. Taylor                                  11,851,360                     0         26,449        255,181

Item 6.     Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                              No exhibits are filed herewith.

                  (b) Reports on Form 8-K

                            During the quarterly period ended June 29, 2001, no Reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   SOUTHERN ENERGY HOMES, INC.

Date: August 10, 2001	By: /s/ Wendell L. Batchelor
Wendell L. Batchelor,
Chairman and Chief Executive Officer

Date: August 10, 2001	By: /s/ Keith W. Brown
Keith W. Brown,
Executive Vice President,
Chief Financial Officer, Treasurer and
Secretary