Form 10-Q
period 2001-09-28
SOUTHERN ENERGY HOMES INC
filed 2001-11-13
CIK 896397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                        For the quarterly period ended September 28, 2001 or

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

12,133,865 shares of Common Stock, $.0001 par value, as of November 12, 2001

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

INDEX

                                                                                                                                                                            Page
PART I                   FINANCIAL INFORMATION:
                         Consolidated Condensed Balance Sheets,
                          September 28, 2001 and December 29, 2000                                                                      3

                         Consolidated Condensed Statements of Operations - Thirteen Weeks
                          Ended September 28, 2001 and September 29, 2000 and Thirty-nine Weeks
                          Ended September 28, 2001 and September 29, 2000                                                        4

                          Consolidated Condensed Statements of Cash Flows - Thirty-nine
                           Weeks Ended September 28, 2001 and September 29, 2000                                         5

                         Notes to Consolidated Condensed Financial Statements                                              6

                         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                                             9

PART II                 OTHER INFORMATION                                                                                                    13

                         SIGNATURES                                                                                                                      14

I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
	September 28, 2001	December 29, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 6,054,000
Accounts receivable (less allowance for doubtful accounts of $171,000 and $168,000, respectively)	21,531,000	13,560,000
Inventories	20,612,000	24,161,000
Refundable income taxes	-	5,055,000
Deferred tax benefits	349,000	349,000
Prepayments and other	1,104,000	770,000
	43,596,000	49,949,000

Property and equipment:
Property and equipment, at cost	36,185,000	36,188,000
Less - accumulated depreciation	(15,632,000)	(13,994,000)
	20,553,000	22,194,000

Intangibles and other assets:
Installment contracts receivable (less allowance for credit
losses of $1,000,000 and $850,000, respectively)	10,180,000	10,505,000
Goodwill	5,004,000	5,190,000
Investment in joint ventures	5,411,000	5,371,000
Other assets	1,798,000	1,978,000
	22,393,000	23,044,000
	$ 86,542,000	$ 95,187,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$ 16,299,000	$ 28,049,000
Accounts payable	4,536,000	1,963,000
Accrued liabilities	15,641,000	13,503,000
	36,476,000	43,515,000

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,133,865 and 12,132,990 issued and outstanding at September 28, 2001 and December 29, 2000, respectively	1,000	1,000
Capital in excess of par	8,329,000	8,329,000
Retained earnings	41,736,000	43,342,000
	50,066,000	51,672,000
	$ 86,542,000	$ 95,187,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Net revenues	$41,168,000	$46,517,000	$121,117,000	$148,986,000

Cost of sales	31,707,000	36,443,000	93,932,000	118,696,000

Gross profit	9,461,000	10,074,000	27,185,000	30,290,000

Operating Expenses:
Selling, general and administrative	9,263,000	11,201,000	27,216,000	31,531,000
Amortization of intangibles	76,000	99,000	229,000	354,000
Impairment charges	-	-	-	4,382,000
	9,339,000	11,300,000	27,445,000	36,267,000

Operating income (loss)	122,000	(1,226,000)	(260,000)	(5,977,000)

Interest expense	441,000	679,000	1,611,000	1,880,000
Interest income	48,000	104,000	264,000	311,000

Loss before income taxes	(271,000)	(1,801,000)	(1,607,000)	(7,546,000)

Credit for income taxes	-	(395,000)	-	(1,845,000)

Net loss	$ (271,000)	$(1,406,000)	$ (1,607,000)	$ (5,701,000)

Net loss per common share:
Basic and Diluted	$ (0.02)	$ (.12)	$ (0.13)	$ (0.47)

Weighted average number of common Shares:
Basic	12,133,350	12,132,990	12,133,109	12,132,990
Diluted	12,453,378	12,132,990	12,326,484	12,132,990

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Thirty-nine Weeks Ended
	September 28, 2001	September 29, 2000
Cash flows from operating activities:
Net loss	$ (1,607,000)	$ (5,701,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity (income) loss of joint ventures	(265,000)	182,000
Depreciation of property and equipment	1,836,000	1,767,000
Amortization of intangibles	258,000	354,000
Amortization of debt issuance costs	214,000	-
Impairment and other charges	-	4,382,000
Provision (credit) for doubtful accounts receivable	148,000	(302,000)
Origination of installment contracts	(3,434,000)	(2,647,000)
Provision for credit losses on installment contracts	150,000	1,129,000
Principal collected on originated installment contracts	3,609,000	2,664,000
Credit for deferred income taxes	-	(913,000)
Gain on sale of property and equipment	13,000	8,000
Change in assets and liabilities:
Inventories	3,549,000	5,853,000
Accounts receivable	(8,119,000)	(3,353,000)
Refundable income taxes	5,055,000	-
Prepayments and other	(334,000)	196,000
Other assets	-	23,000
Accounts payable	2,573,000	(510,000)
Accrued liabilities	2,138,000	(2,403,000)
Net cash provided by operating activities	5,784,000	729,000

Cash flows from investing activities:
Capital expenditures	(668,000)	(1,644,000)
Investments in joint ventures	(146,000)	(446,000)
Distribution from joint ventures	371,000	260,000
Proceeds from sale of property and equipment	460,000	117,000
Net cash provided by (used in) investing activities	17,000	(1,713,000)

Cash flows from financing activities:
Net borrowings (repayments) on notes payable	(11,750,000)	1,325,000
Payment of debt issuance costs	(1,106,000)	-
Refund of deposit	1,000,000	-
Proceeds from exercise of stock options	1,000	-
Repayments on long-term debt	-	(3,565,000)
Net cash used in financing activities	(11,855,000)	(2,240,000)

Net decrease in cash and cash equivalents	(6,054,000)	(3,224,000)

Cash and cash equivalents at the beginning of period	6,054,000	9,342,000

Cash and cash equivalents at the end of period	$ -	$ 6,118,000

Supplemental cash flow information:
Cash paid for interest	$ 1,544,000	$ 1,881,000
Cash paid (refunded) for income taxes	$ (5,055,000)	$ 27,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 29, 2000, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of September 28, 2001, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2001 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 29, 2000.

2. RECENTLY ISSUED ACCOUNTING STANDARDS:

In the fourth quarter of fiscal 2000, the Company adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs; the adoption had no impact on the Company's reported results of operations. Prior to adoption of EITF 00-10, the Company netted shipping revenues, which were included in selling, general and administrative expenses, with the associated costs. Total shipping revenues for the thirty-nine weeks ended September 28, 2001 and September 29, 2000 amounted to $5.5 million and $6.9 million, respectively. For the thirteen weeks ended September 28, 2001 and September 29, 2000 total shipping revenues were $2.0 million and $2.2 million, respectively. Total shipping costs, which were included in selling, general and administrative expenses, were $5.0 million, and $6.5 million during the thirty-nine weeks ended September 28, 2001 and September 29, 2000, respectively. For the thirteen weeks ended September 28, 2001 and September 29, 2000 total shipping costs, which were included in selling, general and administrative expenses, were $1.7 million and $2.1 million, respectively. Prior period amounts have been reclassified to conform with the 2001 presentation.

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, that amend APB No. 16, Business Combinations, and supersedes APB Opinion No. 17, Intangible Assets. The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. The Company anticipates that beginning January 1, 2002, it will no longer amortize its goodwill, but will, however, evaluate goodwill for impairment periodically. Statements 141 and 142 were issued on July 20, 2001, and the Company is currently reviewing the statements to determine their effect on the Company.

3. INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

	September 28, 2001	December 29, 2000

Raw materials	$5,568,000	$5,569,000
Work in progress	648,000	551,000
Finished goods	14,396,000	18,041,000
	$20,612,000	$24,161,000

4. EARNINGS PER SHARE:

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the subject period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that will share in the earnings of the Company.

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods
Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Net loss	$(271,000)	$(1,406,000)	$(1,607,000)	$(5,701,000)

Average shares outstanding:
Basic	12,133,350	12,132,990	12,133,109	12,132,990
Add: dilutive effect of options issued	320,028	-	193,375	-
Diluted	12,453,378	12,132,990	12,326,484	12,132,990

Net loss per common share:
Basic	$(0.02)	$(0.12)	$(0.13)	$(0.47)
Diluted	$(0.02)	$(0.12)	$(0.13)	$(0.47)

Outstanding options to purchase 587,546 and 604,708 shares of common stock for the thirty-nine weeks and thirteen weeks ended September 28, 2001 and September 29, 2000, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive.

5. REPURCHASE AGREEMENTS:

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $4.1 million and $5.9 million for the thirty-nine weeks ended September 28, 2001 and September 29, 2000, respectively. For the thirteen weeks ended September 28, 2001 and September 29, 2000 repurchases were $1.3 million and $630,000, respectively. At September 28, 2001, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $41 million compared to $72 million at September 29, 2000. Homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers; during the thirty-nine weeks and thirteen weeks ended September 28, 2001 losses on such repurchases were $859,000 and $351,000, respectively. Prior year comparable information is not known, as the Company first began tracking this data during the current fiscal year. No assurance can be given that the Company will be able to sell to other dealers homes that it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. Certain prior year amounts have been reclassified to conform to the current year presentation. The following table presents information about segment profit or loss (dollars in thousands):

	Thirteen Weeks Ended Thirty-nine Weeks Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Revenues:
Manufacturing	$34,088	$39,498	$99,559	$ 125,004
Retail operations	10,056	12,718	33,681	39,489
Component supply	6,169	7,412	18,013	25,092
Consumer financing	285	289	870	874
Other operating segments	596	2,106	3,356	6,389
Eliminations	(10,026)	(15,506)	(34,362)	(47,862)
Total revenues	$41,168	$ 46,517	$121,117	$148,986

Gross profit:
Manufacturing	$ 5,035	$ 6,498	$ 16,585	$ 18,041
Retail operations	2,768	3,418	9,437	10,793
Component supply	476	663	1,572	1,951
Consumer financing	141	57	365	203
Other operating segments	938	1,535	2,372	5,108
Eliminations	103	(2,097)	(3,146)	(5,806)
Gross profit	$ 9,461	$ 10,074	$ 27,185	$ 30,290

Segment operating income (loss):
Manufacturing	$ 709	$ 1,369	$ 3,740	$ 3,256
Retail operations	(1,588)	(1,552)	(3,483)	(9,208)
Component supply Consumer financing	261 (147)	327 (880)	837 (84)	948 (769)
Corporate	254	(912)	(2,670)	(2,188)
Other operating segments	240	(153)	53	415
Segment operating income (loss)	(271)	(1,801)	(1,607)	(7,546)
Income/expenses not allocated to segments:
Credit for income taxes	-	395	-	1,845
Net loss	$ (271)	$(1,406)	$ (1,607)	$ (5,701)

Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company, which are a trucking business and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments. Effective July 7, 2001, the Company ceased operating its trucking business, MH Transport. The Corporate segment does not generate any revenues, but does incur certain administrative expenses.

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

While the Company is still experiencing the negative economic factors influencing financial performance of the entire manufactured housing industry for the past several quarters, it has taken a number of steps that have been effective in implementing its plans to decrease costs and improve efficiency. In fiscal 1999 and 2000 the Company closed four manufacturing facilities and closed a total of 11 retail centers that were not meeting profitability criteria, consolidated several divisions and took a number of other cost-cutting measures.

During the third quarter of fiscal 2001, management has continued its process of closing retail sales centers that do not meet the Company's efficiency and profitability standards. Two additional retail centers were closed this quarter and it is presently expected that other retail centers that remain unprofitable will be closed in coming months. The Company also made additional progress in decreasing its inventories, now down to $20.6 million at the end of the third quarter of fiscal 2001 from $29.5 million at the end of the third quarter of fiscal 2000, and notes payable have declined from $30.5 million to $16.3 million over the same period of time.

As weak market conditions persist, including industry-wide excess retail inventory and more restrictive retail financing conditions for consumers, the Company plans to remain attentive to its focus on being responsive to changing industry conditions and believes that it is positioned to implement further measures as necessary to respond to those changes.

RESULTS OF OPERATIONS

Thirty-nine weeks and thirteen weeks ended September 28, 2001 as compared with thirty-nine weeks and thirteen weeks ended September 29, 2000.

Net Revenues

Total net revenues (consisting of gross sales less volume discounts, returns and allowances) for the thirty-nine weeks ended September 28, 2001 were down 19% to $121.1 million, as compared with $149.0 million in the prior year period. For the thirteen weeks ended September 28, 2001, total net revenues were down 11% to $41.2 million, as compared with $46.5 million for the comparable period a year ago.

Net revenues from the wholesale sale of manufactured homes were $99.6 million (including intersegment revenues of $16.9 million) for the thirty-nine weeks ended September 28, 2001, as compared with $125.0 million (including intersegment revenues of $21.8 million) for the prior year period, a decrease of 20.3%. The decline in sales to dealer's reflects primarily decreased demand and the closure of a manufacturing facility in Alabama in December 2000. Total homes shipped for the thirty-nine weeks ended September 28, 2001 was 3,336, down 26.9% from the number of homes shipped in the prior year period. The average wholesale price per home increased 9.1% for the thirty-nine weeks ended September 28, 2001 to $28,208, from $25,861 in the prior year period. For the thirteen weeks ended September 28, 2001, net revenues from the wholesale sale of manufactured homes were $34.1 million (including intersegment revenues of $5.0 million), as compared with $39.5 million (including intersegment revenues of $7.6 million) for the prior year period, a decrease of 13.7%. The decline in sales to dealers during the thirty-nine week period was also primarily attributable to decreased demand and the closure of a manufacturing facility in Alabama in December 2000. Total homes shipped for the thirteen weeks ended September 28, 2001 was 1,143, down 21.1% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended September 28, 2001 was $28,113, as compared with $25,708 in the prior year period, an increase of 9.4%.

Net revenues from the retail sale of manufactured homes were $33.7 million for the thirty-nine weeks ended September 28, 2001, as compared with $39.5 million for the prior year period, a decrease of 14.7%. Total retail homes sold for the thirty-nine weeks ended September 28, 2001 was 879, down 26.1% from the number of homes sold in the prior year period. The decline in retail sales is the result of the adverse effects of competitive pressures and economic conditions and also the fact that the Company operated six fewer retail centers during the thirty-nine weeks ended September 28, 2001 compared to the retail centers that were open during all or part of the same period in the prior year. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the thirty-nine weeks ended September 28, 2001 was $45,452, as compared with $42,605 in the prior year period, an increase of 6.7%. For the thirteen weeks ended September 28, 2001, net revenues from the retail sale of manufactured homes were $10.1 million, as compared with $12.7 million for the prior year period, a decrease of 20.5%. Total retail homes sold for the thirteen weeks ended September 28, 2001 was 259, down 34.6% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company's operation of six fewer retail centers during the quarter ended September 28, 2001 compared to the prior year period. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the thirteen weeks ended September 28, 2001 was $45,073, as compared with $43,265 in the prior year period, an increase of 4.2%.

Net revenues from the component supply segment were down by 28.5% to $18.0 million (including intersegment revenues of $15.7 million) for the thirty-nine weeks ended September 28, 2001, from $25.1 million (including intersegment revenues of $21.3 million) for the prior year period. The decline in supply sales was primarily the result of the decline in intersegment sales to the manufacturing segment. For the thirteen weeks ended September 28, 2001, net revenues from the component supply segment were $6.2 million (including intersegment revenues of $5.0 million), as compared with $7.4 million (including intersegment revenues of $6.3 million) for the prior year period, a decrease of 16.2%, again primarily the result of a decline in intersegment sales to the manufacturing segment.

Revenues from the consumer financing segment were $870,000 and $285,000, respectively, for the thirty-nine weeks and thirteen weeks ended September 28, 2001, as compared with revenues of $874,000 and $289,000 for the comparable prior year periods.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the thirty-nine weeks ended September 28, 2001was $27.2 million, or 22.4% of net revenues, as compared with $30.3 million, or 20.3% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to lower material prices, lower labor costs, and lower warranty expenses. For the thirteen weeks ended September 28, 2001, gross profit was $9.5 million, or 23.0% of net revenues, as compared with $10.1 million, or 21.7% of net revenues, in the prior year period. This increase in the gross profit percentage for the thirteen week period was also attributable primarily to lower material prices, lower labor costs, and lower warranty expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses were $27.2 million, or 22.5% of net revenues, during the thirty-nine weeks ended September 28, 2001, as compared with $31.5 million, or 21.2% of net revenues, for the same period of the prior year. For the thirteen weeks ended September 28, 2001, selling, general and administrative expenses were $9.3 million, or 22.7% of net revenues, as compared with $11.2 million, or 24.1% of net revenues, for the same period of the prior year. The decline in selling, general and administrative expenses was attributable to third quarter 2000 aggregate adjustments related to Wenco Finance of approximately $900,000 ($705,000 after tax, $.06 per share), consisting of an increase to the loan loss reserve of approximately $400,000 and write down of repossessed inventories of approximately $500,000 offset slightly by increased legal fees, and higher insurance costs.

During the third quarter of 2001, the Company closed two of its retail centers. The decision was based primarily on losses incurred at these centers over the previous several months. In connection with these closings, the Company recorded aggregate charges of $259,000 consisting of exit costs, rental commitments and leasehold improvements.

Interest Expense

Interest expense for the thirty-nine weeks ended September 28, 2001 was $1.6 million, as compared with $1.9 million in the prior year period. For the thirteen weeks ended September 28, 2001, interest expense was $441,000, as compared with $679,000 in the prior year period. The decrease in interest expense in the current quarter was a result of lower interest rates and lower borrowings on the credit line.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Because the Company has operated at a loss in its two most recent fiscal years and because management believes difficult competitive conditions are likely to continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income. Therefore, the Company has not recorded any provision or benefit for income taxes for the thirteen or the thirty-nine weeks ended September 28, 2001. At September 28, 2001, the valuation allowance amounted to approximately $5.0 million. Credit provision for income tax expense for the thirty-nine weeks ended September 29, 2000 was $1.8 million, or an effective tax rate of 24.5%. For the thirteen weeks ended September 29, 2000, credit provision for income tax expense was $395,000, or an effective tax rate of 21.9%.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings.

During the quarter ended September 28, 2001, the Company's cash provided by operations was $5.7 million. Cash provided by operations consisted of the net loss of $1.6 million offset by depreciation of $1.8 million and an income tax refund of $5.2 million. Cash provided by operations also included increased accounts payable of $2.6 million, increased accrued liabilities of $2.1 million and decreased inventories of $3.5 million offset by increased accounts receivable of $8.1 million. Other significant uses of cash included repayments of $11.8 million on notes payable.

During the quarter ended September 29, 2000, net cash provided by operations was approximately $1.0 million. Cash provided by operations included decreased inventories of $5.9 million, principal collected on installment contracts of $2.7 million, depreciation of $1.8 million and provision for credit losses on installment contracts of $1.1 million, partially offset by originations of installment contracts of $2.6 million, increased accounts receivable of $3.4 million, decreased accrued liabilities of $2.4 million, and net loss of $5.7 million which included an impairment charge of $4.4 million. Other significant uses of cash included repayments of long-term debt of $3.6 million, and capital expenditures of $1.6 million, offset by net borrowings on notes payable of $1.3 million.

In accordance with the Company's new revolving credit facility, the Company now maintains a zero cash balance, with all cash applied to reduce the line of credit on a daily basis. Therefore at September 28, 2001, the Company had no cash, compared to $6.1 million in cash at December 29, 2000. At September 28, 2001, the Company's net working capital was $7.1 million, compared with $6.4 million at December 29, 2000. The increase in net working capital was primarily due to increased accounts receivables and decreased notes payable (paid with available cash), primarily offset by increased accounts payable and accrued liabilities and decreased cash, inventories, and refundable income taxes. On March 9, 2001 the Company entered into a new three year $40 million revolving credit facility with its primary lender, of which $30 million was available at September 28, 2001. The credit facility is secured by substantially all the Company's assets. The credit facility replaces the Company's $28.5 million facility, which had been scheduled to terminate May 31, 2001. The current credit line matures on March 8, 2004 and bears interest at the lender's prime rate plus 1.0%. The Company had $16 million in outstanding borrowings under this line at September 28, 2001, at a current interest rate of 7.0%. The Company's ability to draw upon this line of credit is dependent upon its continued compliance with financial ratios and covenants.

The Company does not currently plan to make any material capital expenditures during the next twelve months.

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $4.1 million and $5.9 million for the thirty-nine weeks ended September 28, 2001 and September 29, 2000, respectively. For the thirteen weeks ended September 28, 2001 and September 29, 2000 repurchases were $1.3 million and $630,000, respectively. At September 28, 2001, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $41 million compared to $72 million at September 29, 2000. Homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers; during the thirty-nine weeks and thirteen weeks ended September 28, 2001 losses on such repurchases were $859,000 and $351,000, respectively.

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

Quantitative and Qualitative Disclosures Regarding Market Risk

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.0% over prime. Accordingly, the Company is subject to market risk associated with changes in interest rates. At September 28, 2001, $16 million was outstanding under the credit agreement. As of December 29, 2000, the principal amount outstanding under the credit agreement was $20.0 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2001 would result in additional interest expense of approximately $200,000, which would reduce cash flow and pre-tax earnings dollar for dollar. Accounts receivable: Most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealers' floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits are filed herewith.

(b) Reports on Form 8-K

During the quarterly period ended September 28, 2001, no Reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN ENERGY HOMES, INC.

Date: November 9, 2001                                                                         By: /s/ Wendell L. Batchelor
                                                                                               Wendell L. Batchelor,
                                                                                                                        Chairman and Chief Executive Officer

Date: November 9, 2001                                                                         By: /s/ Keith W. Brown
                                                                                                                          Keith W. Brown,
                                                                                                                          Executive Vice President,
                                                                                                                          Chief Financial Officer,
                                                                                                                          Treasurer and Secretary