Form 10-K
period 2001-12-28
SOUTHERN ENERGY HOMES INC
filed 2002-03-26
CIK 896397

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 28, 2001

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

                              Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of March 20, 2002, was $15,789,254. The number of shares of common stock outstanding at that date was 12,133,865 shares, $.0001 par value.

Documents Incorporated By Reference

                                                                                               Part         Item
1.       Southern Energy Homes, Inc. Definitive Proxy Statement with respect to its
         May 21, 2002 Annual Meeting of Stockholders                                            III      10,11,12,13

                                     PART I


SOUTHERN ENERGY HOMES, INC.
ITEM 1.  BUSINESS

GENERAL

         Southern Energy Homes, Inc. (the "Company") is engaged in the production and retail sale of manufactured homes, the retail financing of manufactured homes and the operation of three component supply divisions. The Company produces manufactured homes sold primarily in the southeastern and southcentral United States. The Company operates five home manufacturing facilities (four in Alabama and one in Texas) to produce homes sold in 22 states. The Company's homes are currently marketed under four brand names by 263 independent dealers at 478 independent dealer locations and 15 company-owned retail centers.

         The Company manufactures homes, that are designed as primary residences ready for immediate occupancy. The homes, most of which are customized at the Company's factories to the home buyer's specifications, are constructed by the Company in one or more sections which are transported by independent trucking companies to dealer locations.

         The Company's homes range in size from 672 to 2,855 square feet and sell at retail prices ranging from $20,000 to $93,000, excluding land. The Company believes that its willingness to customize floor plans and design features to match homebuyer preferences is the principal factor which differentiates it from most of its competitors.

         The Company entered the retail sector of the industry through an acquisition in 1996. Retail allows the Company to enhance its growth potential by allowing the Company to market directly to individual homebuyers in strategically targeted areas. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers.

         The Company provides home buyers with a source of financing for homes sold by the Company. This financing is provided primarily through a retail financing joint venture. However, in limited cases, the Company finances homes through its wholly-owned finance subsidiary.

         The manufactured housing market is highly cyclical and seasonal and is affected by the same economic factors which have an impact on the broader housing market. Historically, most sectors of the home building industry have been affected by, among other things, changes in general economic conditions, levels of consumer confidence, employment and income, housing demand, availability of financing and interest rate levels.

MANUFACTURED HOMES

         The Company produces a variety of single- and multi-section homes under four brand names. The Company's homes are manufactured in sections, which individually are transported to their destination. The finished homes may consist of one or more sections. Multi-section products are joined at their destination by the dealer or its contractor. The Company initially concentrated on the medium to higher priced segments of the manufactured housing market. Over the past several years, the Company has broadened its product line with lower priced homes that sell at retail for less than $25,000. The four divisions of the Company at which its homes were manufactured in 2001 and certain characteristics of the homes are as follows:


Division                                Type                       Square Feet             Retail Price Range
------------------            ------------------------            -------------            ------------------
Southern Energy               Multi-section                       1,421 - 2,855             $38,900 -$93,000
Southern Lifestyle            Single and multi-section              728 - 2,432              22,500 - 69,900
Southern Homes                Single and multi-section              672 - 2,450              20,000 - 60,000
Southern Texas                Single and multi-section            1,088 - 2,432              20,000 - 57,500

         For the fiscal year ended December 28, 2001, the net revenues contributed by each of the Company's four home manufacturing divisions were as follows: Southern Energy - $27 million; Southern Life/Style - $26 million; Southern Homes - $65 million; and Southern Energy Homes of Texas - $17 million.

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

RETAIL OPERATIONS

         The Company began its retail operations in November 1996 by acquiring a group of retail companies operating in Alabama and Mississippi. In December 1997, the Company expanded its retail operations by acquiring another retail company with seven locations in South Carolina. During 1998, the Company added another 15 retail centers through acquisitions. However, beginning in fiscal 1999, the industry began to weaken. During 2000, the Company closed eleven unprofitable retail sales centers; three in Alabama, three in Kentucky, two in South Carolina, two in Georgia and one in Mississippi. During 2001, the Company closed two unprofitable retail sales centers both located in Kentucky. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which could result in further impairment charges. As there is now no remaining goodwill associated with the Company's retail operations such impairment charges would not be material. At December 28, 2001, the Company had 15 retail sales centers; seven in Alabama, four in South Carolina, one in Kentucky, two in Tennessee, and one in Mississippi. Each of the 15 sales centers maintains a separate sales force. For the fiscal year ended December 28, 2001, 24% of the Company's net revenues were attributable to sales at the Company's own retail centers.

COMPONENT SUPPLY

         The Company currently operates three component supply divisions. Classic Panel Designs supplies laminated and other interior wall panels. Wind-Mar Supply provides windows, doors and countertops. Trimmasters produces wood molding and trim finishing, and is a provider of wood components and dining furniture. These divisions sell products both to the Company's own manufactured housing segment and to third-party customers. For the fiscal year period ended December 28, 2001, 6% of the Company's net revenues were attributable to sales of these ancillary products to third parties.

CONSUMER FINANCING

         Home buyers normally secure financing from third-party lenders such as banks or independent finance companies. The availability and cost of financing is important to the Company's sales. Starting in late 1999, financing started to become more restrictive and some lenders have exited the market. In order to provide home buyers with an additional source of financing, the Company's wholly-owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"), originated and serviced consumer loans for homes manufactured by the Company during the period January 1996 through February 1997. In February 1997, the Company formed a joint venture with 21st Mortgage Corporation. The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. Wenco Finance continues to originate loans in addition to Wenco 21. At December 28, 2001, Wenco Finance had $13.5 million of installment contract receivables outstanding as compared with $10.5 million at December 29, 2000.

HOME MANUFACTURING OPERATIONS

         The Company's homes are currently manufactured by four operating divisions using assembly line techniques at five facilities; two manufacturing facilities are located in Addison, Alabama, and one is located in each of Double Springs, Alabama, Lynn, Alabama and Fort Worth, Texas.

         The Company's manufacturing facilities operate on a one shift per day, five days per week basis. The Company believes that these facilities have the capacity to produce a total of approximately 165 floor sections per week with minimal labor additions. The Company plans to continue operating, as do most of its competitors, on a single shift per day basis. During the fiscal year ended December 28, 2001, the Company produced an average of 147 floor sections per week. This represented a 16% decrease in floor section production from an average of 174 floor sections per week in the fiscal year ended December 29, 2000. In the fiscal year ended December 31, 1999, the Company produced an average of 229 floor sections per week. The following table sets forth the total floor sections and homes sold as well as the number of home manufacturing facilities operated by the Company for the periods indicated:

                                                                    Year Ended
                                             -----------------------------------------------------------
                                             December 28, 2001    December 29, 2000    December 31, 1999
                                             -----------------    -----------------    -----------------
Homes                                             4,411                 5,504                 7,641
Floor sections                                    7,620                 9,041                11,914
Home Manufacturing facilities(1)                      5                     5                     7

(1) The Company closed one of its Addison, Alabama facilities in December 2000 and one of its Double Springs, Alabama facilities in February 2000.

         Each division operates as a separate strategic unit that is directed by a general manager and has its own sales force. The general manager, production managers and supervisory personnel of each division have an incentive compensation system which is directly tied to the operating profit of the division. In addition, production personnel of each division have a productivity, turnover, and injury incentive compensation system. The Company believes that these compensation systems help to focus efforts on curtailing waste and inefficiencies in the production process, keep qualified associates and maintain a safe workplace, and represent a divergence from standard industry practices, which are typically designed to reward personnel on production volume criteria.

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

         Because the cost of transporting a manufactured home is significant, substantially all of the Company's homes are sold to dealers within a 600 mile radius of a manufacturing facility. The Company arranges, at the dealer's expense, for the transportation of finished homes to dealer locations using independent trucking companies. Customary sales terms are cash-on-delivery or guaranteed payment from a floor plan financing source. Dealers or other independent installers are responsible for placing the home on site, making utility hook-ups and providing and installing certain trim items.

         Substantially all production is initiated against specific orders. The Company's backlog of orders for manufactured homes as of March 1, 2002 was $1.0 million as compared with $1.7 million at March 1, 2001. Dealer orders are subject to cancellation prior to commencement of production for a variety of reasons, and the Company does not consider its backlog to be firm orders.

SALES NETWORK

         At December 28, 2001, the Company sold manufactured homes through approximately 263 independent dealers at approximately 478 independent dealer locations and through 15 company-owned retail centers in 22 states principally in the southeastern and south central United States.

         Each of the Company's four home manufacturing divisions maintains a separate sales force. At December 28, 2001, a total of 26 salespersons maintained personal contact with the Company's independent dealers. The Company markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in local media and participates in regional manufactured housing shows.

         The Company works to achieve the close working relationship between its division management and the independent dealers they service, because it considers this an important factor in the effective distribution of the Company's products. In order to promote dealer loyalty and to enable dealers to penetrate retail markets, only one independent dealer within a given local market may distribute homes manufactured by a division of the Company. The Company does not have formal marketing agreements with its independent dealers and substantially all of the Company's independent dealers also sell homes of other manufacturers. The Company believes its relations with its independent dealers are good and the Company has experienced relatively low turnover in its established independent dealers in the past three years. In the fiscal year ended December 28, 2001, the Company's largest dealer accounted for 5.3% of net revenues and the ten largest dealers accounted for 26.8% of net revenues. In the fiscal year ended December 29, 2000, the Company's largest dealer accounted for 6.2% of net revenues, and the Company's ten largest dealers accounted for 27.0% of net revenues. In the fiscal year ended Dec. 31, 1999, the Company's largest dealer accounted for 2.4% of net revenues and the Company's ten largest dealers accounted for 19.2% of net revenues.

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

         The Company has experienced quality assurance personnel at each of its manufacturing facilities to provide on-site service to dealers and home buyers. In order to respond more quickly to customer service requests and to maintain a high level of customer satisfaction, the Company has increased its customer service staff. The Company continuously works to enhance its quality assurance systems, placing high emphasis on improving the value and appeal of the Company's homes and reducing consumer warranty claims.

INDEPENDENT DEALER FINANCING

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. Repurchases were $4.2 million, $8.7 million, and $4.9 million for the years ended 2001, 2000, and 1999 respectively. At December 28, 2001, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $44 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. No dealer accounted for more than 6.2% of the Company's net revenues in each of the past three fiscal years. See "-Sales Network." The Company does not view any single independent dealer as being a material customer. The Company also finances substantially its entire retail inventory through floor plan arrangements and a line of credit.

COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon numerous factors, including total price to the dealer, customization to homeowners' preferences, product features, quality, warranty repair service and the terms of dealer and retail customer financing. The Company does not view any of its competitors as being dominant in the industry. However, a number of these firms are larger than the Company and possess greater manufacturing and financial resources. In addition, there are numerous firms producing manufactured homes in the southeastern and south-central United States, many of which are in direct competition with the Company in the states where its homes are sold. Certain of the Company's competitors provide retail customers with financing from captive finance subsidiaries. While the Company's Wenco 21 joint venture provides consumer financing to customers, a contraction in consumer credit could provide an advantage to those competitors with more established internal financing capabilities.

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

          Wenco Finance, the Company's finance subsidiary, is subject to a number of state and local licensing requirements which are applicable to businesses engaged in the origination and servicing of consumer loans. In addition, both Wenco Finance and Wenco 21, the Company's finance joint venture, are also subject to a variety of federal and state laws and regulations regulating consumer finance, including the Truth in Lending Act, which regulates lending procedures and mandates certain loan disclosures with respect to financing offered to consumers. Failure by Wenco Finance or Wenco 21 to comply with any of these laws and regulations could have a material adverse effect on the Company's business and results of operation.

EMPLOYEES

         As of December 28, 2001, the Company employed 1,304 full-time employees involved in the following functional areas: manufacturing, 1,006; sales, 69; field service, 84; administration and clerical, 107; and management,
38. The Company's manufacturing operations require primarily semi-skilled labor and personnel levels fluctuate with seasonal changes in production volume.

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

         Wendell L. Batchelor (age 59) is the Founder and Chairman of the Company and has been the Company's Chief Executive Officer and a Director since the Company's incorporation in 1982. Mr. Batchelor was President of the Company from 1982 to 1999. From 1971 to 1982, Mr. Batchelor was General Manager of Shiloh Homes, a division of Winston Industries. Mr. Batchelor was Sales Manager of Marietta Homes, a division of Winston Industries, from 1968 to 1971. From 1966 to 1968, Mr. Batchelor was a Sales Representative for Madrid Homes. Mr. Batchelor has served in the past as Chairman of the Alabama Manufacturer's Housing Institute.

         Keith O. Holdbrooks (age 41) was elected as the Company's President in June 1999 by the Company's Board of Directors and has served as the Company's Chief Operating Officer since August 1996. From 1991 to 1996, Mr. Holdbrooks served as General Manager for Southern Homes, a division of the Company, and from 1989 to 1991 served as Sales Manager for Southern Homes. From 1985 to 1989 Mr. Holdbrooks served as salesman for Southern Lifestyle, a division of the Company.

         Keith W. Brown (age 45) has served as the Company's Chief Financial Officer since the Company's incorporation in 1982 and as a Director since 1989. Mr. Brown served as the Company's Secretary from 1982 to January 1993 and resumed that office in September 1993. He was elected Treasurer in January 1993. From 1980 to 1982, Mr. Brown served as Controller for Shiloh Homes, a division of Winston Industries.

         Dan Batchelor (age 49) serves as the Company's General Counsel and Vice President. Mr. Batchelor practiced commercial and tort litigation and business law for almost twenty years before joining the Company in 1998. Mr. Batchelor received his B.A. from the University of Virginia, 1974; J.D. from Cumberland School of Law of Samford University, 1978; and LL.M. from the University of Miami School of Law, 1979. He is admitted to practice in Alabama, Georgia and Florida and various Federal jurisdictions.

ITEM 2.  PROPERTIES

         The Company's manufactured home segment currently operates five home manufacturing facilities (four in Alabama, and one in Texas) and three component supply facilities (all in Alabama). The facilities used by the Company's manufactured home segment are as follows:


                                                 Building                                      Leased or
Unit                                             Location                 Square Feet            Owned
------------------------------             -------------------            -----------          ---------
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

Component Supply

Classic Panel                                 Hartselle, AL                 24,000               Owned
Wind-Mar Supply                                Addison, AL                  22,000               Owned
Trimmasters                                   Haleyville, AL                50,000              Leased

         The Company considers its manufacturing facilities to be adequate for its present needs. Additional information concerning productive capacity and extent of utilization is discussed under "Home Manufacturing Operations" in
Item 1 of this Report.

         The Company currently operates 15 retail sales centers, seven of which are in Alabama, four of which are in South Carolina, one in Kentucky, two in Tennessee, and one in Mississippi. Each of the retail centers are currently leased for terms ranging from one to five years.

         The Company owns its corporate headquarters building located in Addison, Alabama consisting of approximately 15,400 square feet of office space.

         Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings incidental to its business. The company typically issues a one-year warranty on new manufactured homes. The majority of these legal proceedings are claims related to warranty on manufactured homes or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Stockholders of the Company during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECORD HOLDERS

         As of March 20, 2002, there were approximately 110 record holders of the Company's Common Stock. This number does not include those stockholders holding stock in "nominee" or "street" name.

STOCK PRICE PERFORMANCE

         The Company's Common Stock is publicly traded on the Nasdaq Stock Market National Market System. The following table represents the high and low bid price for each quarter of the last two fiscal years.


                                   2001                              2000
                              Bid Price Range                   Bid Price Range
                          ----------------------            ----------------------
                           High             Low              High             Low
                          -----            -----            -----            -----
First Quarter             $1.69            $ .81            $2.44            $1.13
Second Quarter             2.85             1.28             1.44             1.00
Third Quarter              3.15             1.26             2.25              .84
Fourth Quarter             2.70             1.18             2.13              .44

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

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data
Southern Energy Homes, Inc. and subsidiaries (Dollars in thousands, except per share data)

                                                                              Year Ended
                                    ---------------------------------------------------------------------------------------------
                                    December 28,         December 29,         December 31,         January 1,         January 2,
                                       2001                  2000                 1999                1999               1998
                                    ------------         ------------         ------------         -----------        -----------
OPERATING DATA
Net revenues                        $    157,947         $    185,388         $    263,898         $   319,595        $   309,324
Gross Profit                              34,594               34,297               52,069              67,925             58,604
Selling, general and
administrative                            34,612               41,428               44,760              47,730             36,009
Provision for credit losses                  854                1,719                  524                 300                187
Amortization of intangibles                  305                  436                  671                 792                853
Start-up costs (2)                            --                   --                   --                 739                 --
Impairment charges (1)                     2,240                6,039                7,073                 934              2,146
Operating income (loss)                   (3,417)             (15,325)                (959)             17,430             19,409
Interest expense                           1,957                2,538                1,994               2,392              1,412
Interest income                              302                  425                  340                 854                470
Income taxes (benefit)                        --                 (326)              (1,020)              6,089              7,092
Cumulative effect of
accounting change (2)                         --                   --                   --                 507                 --
Net income (loss)                         (5,072)             (17,112)              (1,593)              9,296             11,375
Net income (loss) per share:
  Basic                             $      (0.42)        $      (1.41)        $       (.13)        $      0.69        $      0.76
  Diluted                           $      (0.42)        $      (1.41)        $       (.13)        $      0.68        $      0.75
Weighted average shares
outstanding:
  Basic                               12,133,298           12,132,990           12,176,705          13,440,607         15,002,006
  Diluted                             12,133,298           12,132,990           12,176,705          13,647,216         15,129,530

BALANCE SHEET DATA
Total assets                        $     72,551         $     96,571         $    122,014         $   121,656        $   123,253
Long-term debt                                --                   --                2,464               3,569              4,720
Stockholders' equity                $     46,601         $     51,672         $     68,784         $    73,449        $    79,767

(1) During 2001, the Company recorded a pre-tax charge of $1.6 million associated with the impairment of intangible assets related to certain of the Company's retail centers and a pre-tax charge of $603,000 related to impairment of a joint venture. During 2000, the Company recorded a pre-tax charge of $6.0 million associated with the impairment of intangible assets and exit costs related to certain of the Company's retail centers. During 1999, the Company recorded pre-tax charges of $7.1 million associated with closing of its manufacturing facility in North Carolina and three retail centers, one in Kentucky and two in South Carolina. During 1998, the Company recorded an additional pre-tax charge of $934,000 due to additional warranty, workmen's compensation, and other costs incurred related to the closing of our Pennsylvania facility in 1997. During 1997, the Company recorded a $2.1 million pre-tax charge in connection with its decision to close its manufactured housing facility located in Pennsylvania.

(2) During 1998, the Company recorded pre-tax charges of $739,000 for the year and $825,000 for the cumulative effect of accounting change due to the Company adopting a change in accounting principle requiring the expensing of start-up costs in accordance with AICPA Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         In December 2001, the U.S. Securities and Exchange Commission (the "SEC") requested that all registrants list their three to five most "critical accounting policies" in the Managements' Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that its accounting policies described below fit this definition:

INSTALLMENT CONTRACTS RECEIVABLE

         The majority of the installment contracts receivable is from borrowers in the southern portion of the United States and is collateralized by manufactured homes and real estate. Foreclosed installment contracts receivable that are not liquidated are written down to an estimated recoverable amount and reclassified as collateral held for resale and included in inventories.

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

PRODUCT WARRANTIES

         The Company warrants its products against certain manufacturing defects for a period of one year commencing at the time of retail sale. The estimated cost of such warranties is accrued at the time of sale to the independent dealer based on historical warranty costs incurred. Periodic adjustments to the accrual will be made as events occur that indicate changes are necessary.

LITIGATION

         The Company is a party to various legal proceedings incidental to its business. The Company typically issues a one-year warranty on new manufactured homes. The majority of these legal proceedings are claims related to warranty on manufactured homes or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

INSURANCE ARRANGEMENTS

         The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $300,000 per occurrence, and for all health care claims in excess of $75,000 per occurrence, with an annual aggregate stop-loss limit of approximately $5.7 million for all claims. Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate. However, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

REPURCHASE AGREEMENTS

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. Repurchases were $4.2 million, $8.7 million, and $4.9 million, for the years ended 2001, 2000, and 1999, respectively. At December 28, 2001, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $44 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, there can be no assurance that the Company will be able to sell to other dealers homes that it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

RESULTS OF OPERATIONS

GENERAL

The manufactured housing industry as a whole has been adversely affected by various economic factors, and has struggled during most of the past three years. Rapid industry growth over the 10 years preceding this three year period resulted in an increase in the overall number of dealers, an increase in manufacturing output and an increase in the number of homes available at the retail level. These larger inventories and the generally slower reduction of those inventories has led to increased price competition and reduced profits. Tightening credit has compounded the situation and negatively affected the industry's overall financial performance, with virtually all manufacturers and retailers being negatively affected. While the Company is still experiencing the negative economic factors influencing financial performance of the entire manufactured housing industry, it has taken a number of steps that have been effective in implementing its plans to decrease costs and improve efficiency. In 2000 and 2001, these steps included closing less efficient manufacturing facilities, consolidating divisions, and selling unprofitable retail centers, as well as improving efficiency in the remaining manufacturing plants, lowering labor costs and turnover, decreasing plant injuries, and lowering warranty expenses by improved quality. The Company's modest gain in net revenues during the last quarter of fiscal 2001 as compared to the fourth quarter in the prior year is considered by management to be an encouraging sign of improvement. Weak market conditions still persist, however, including industry-wide excess retail inventory and more restrictive retail financing conditions for consumers, and management plans to remain attentive to its focus on being responsive to changing industry conditions and believes that it is positioned to implement further measures as necessary to respond to those changes.

YEAR ENDED DECEMBER 28, 2001 AS COMPARED WITH YEAR ENDED DECEMBER 29, 2000

NET REVENUES

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the year ended December 28, 2001 were $157.9 million, which represented a decline of 14.8% from 2000 revenues of $185.4 million.

Net revenues from the manufactured home segment were $134.6 million (including intersegment revenues of $19.8 million) for the year ended December 28, 2001 as compared with $152.0 million (including intersegment revenues of $32.2 million) for the prior year period, a decrease of $17.4 million, or 11.4%. The decline in sales to dealers was primarily attributable to decreased demand and the closure of one Alabama manufacturing plant in December 2000 and one in February 2000. Total homes shipped in the year ended December 28, 2001 were 4,411, down 19.9% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 2001 was $28,826, as compared with $26,055 in 2000, a increase of 10.6%.

Net revenues from the retail sales segment were $37.2 million for the year ended December 28, 2001 as compared with $49.6 million for the prior year period, a decrease of $12.4 million, or 25%. The decline in retail revenue reflects both tighter consumer financing and other general economic factors, as well as the fact that the Company now operates two fewer retail centers than it did in the prior year. The number of total homes (new and used) sold by the retail segment in the year ended December 28, 2001 was 1,006, down 34.6% from the number of homes sold in the prior year period. The average retail price per new home in 2001 was $45,290 as compared with $42,174 in 2000, a increase of 7.4%.

Net revenues from the component supply segment were $23.3 million (including intersegment revenues of $20.3 million) for the year ended December 28, 2001, as compared with $30.1 million (including intersegment revenues of $25.6 million) for the prior year period, a decline of $6.8 million, or 22.4%. The decline in supply sales was mainly due to the decline in sales volume in the manufactured home segment.

Revenues from the Company's retail consumer financing activities were $1.2 million for the year ended December 28, 2001, as compared with $1.1 million for the prior year period. Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company, until February 1997, at which time the Company formed a joint venture with 21st Mortgage Corporation ("21st Mortgage"). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. However, Wenco Finance continues to generate certain loans to consumers for the purchase of retail homes.

GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended December 28, 2001 was $34.6 million, or 21.9% of net revenues, as compared with $34.3 million, or 18.5% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to increased sales prices, lower labor costs, lower warranty expenses and lower material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses were $34.6 million, or 21.9% of net revenues, during the year ended December 28, 2001, as compared with $41.4 million, or 22.3% of net revenues, for the same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the following factors: decreased dealer interest payments, lower commissions, lower administrative salaries, lower advertising and promotions.

PROVISION FOR CREDIT LOSSES

The Company provides for estimated credit losses based on industry experience, historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the loan portfolio. The provision for credit losses for the year ended December 28, 2001 was $854,000 as compared with $1.7 million for the year ended December 29, 2000.

IMPAIRMENT AND OTHER CHARGES

During 2001, the Company recorded an impairment charge of $1.6 million for the remaining goodwill related to its retail operations segment. The decision was based primarily on continued losses at the two retail centers where the goodwill was recorded. Fair value was determined by management based on the best information available such as the value received in connection with the closure of other retail centers. Although these amounts represent management's best estimate of total costs to close these centers, the actual cost could ultimately differ from these amounts. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would result in further impairment charges. However, such charges would not be material to the Company's results of operations. The Company also recorded a charge related to its investment in one of the Company's manufacturing joint ventures of $603,000 due to losses of this joint venture.

INTEREST EXPENSE

Interest expense for the year ended December 28, 2001 was $2.0 million as compared with $2.5 million for the year ended December 29, 2000. The decline in interest expense in the current year was a result of lower interest rates through the Company's line of credit and lower loan balances.

INTEREST INCOME

Interest income for the year ended December 28, 2001 was $302,000 as compared with $425,000 for the year ended December 29, 2000. The decrease in interest income reflects lower average cash and cash equivalent balances during the year ended December 28, 2001.

PROVISION FOR INCOME TAXES

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. No income tax benefits were recorded for the year-end December 28, 2001 compared to an income tax benefit for the year ended December 29, 2000 of $326,000. During fiscal 2000, the Company recorded a valuation allowance of $4.4 million related to deferred income tax assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. During 2001, the valuation allowance was increased by $701,000. Because the Company has operated at a loss in recent fiscal years and because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income.

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

Revenues from the Company's retail consumer financing activities were $1.1 million for the year ended December 29, 2000, as compared with $1.3 million for the prior year period. Wenco Finance originated and serviced consumer loans primarily for homes manufactured by the Company, until February 1997, at which time the Company formed a joint venture with 21st Mortgage Corporation ("21st Mortgage"). The joint venture, Wenco 21, offers consumer financing for homes manufactured by the Company as well as for other homes sold through its retail centers and independent dealers. However, Wenco Finance continues to generate certain loans to consumers for the purchase of retail homes.

GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended December 29, 2000 was $34.3 million, or 18.5% of net revenues, as compared with $52.1 million, or 19.7% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to increased competitive pricing at wholesale, and labor inefficiencies in operating at lower capacities.

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

PROVISION FOR INCOME TAXES

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Income tax benefit for the year ended December 29, 2000 was $326,000, compared with income tax benefit of $1.0 million, or an effective tax rate of 39%, for the year ended December 31, 1999. During fiscal 2000, the Company recorded a valuation allowance of $4.4 million related to deferred income tax assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.
109. Because the Company has operated at a loss in recent fiscal years and because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

 The Company has various contractual obligations and/or commercial commitments arising from operations. These obligations and commitments are fully described in this Annual Report on Form 10-K under various headings in MD&A as well as in the notes to the audited consolidated financial statements. The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to our continuing operations at December 28, 2001 (in millions):

Contractual Obligations        Total           Less than 1 Year          1-3 Years          4-5 Years        After 5 Years
-----------------------        -----           ----------------          ---------          ---------        -------------
Operating Leases                $1.4                 $0.6                   $0.5               $0.2               $0.1


                                     Total Amounts     Less Than 1
Other Commercial Commitments           Committed          Year          1-3 Years        4-5 Years        Over 5 Years
                                     -------------     -----------      ---------        ---------        ------------
Lines of Credit                          $10.6            $ --            $10.6            $   --            $  --
-Other Commercial Commitments              0.4             0.4               --                --               --
                                         -----            ----            -----            ------            -----
Total Commercial Commitments             $11.0            $ .4            $10.6            $   --            $  --
                                         =====            ====            =====            ======            =====

JOINT VENTURES

The Company owns interests in five joint ventures. The Company owns a 39% interest in, WoodPerfect, Inc., a manufacturing joint venture, which produces rafters used in the production of the Company's homes. The Company owns a 50% interest in Wenco 21, LLC, an entity that originates installment contracts. The Company owns 33% of Ridge Pointe Mfg., LLC, which manufactures cabinet doors for sale to participants in the joint venture as well as third party customers. The Company also owns 25% of WoodPerfect of Texas, Inc., which manufactures rafters used in the production of manufactured homes. The Company owns 25% interest in Hillsboro Manufacturing, Inc., which manufactures laminate wallboard.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings, and borrowings. The Company lowered its outstanding balance on its line of credit from $20.0 million to $10.6 million during 2001.

During the year ended December 28, 2001, the Company's net cash provided by operating activities was approximately $11.2 million. Although net loss for the year was $5.1 million, this loss included the following non-cash charges: impairment charges of $2.2 million and depreciation expense of $2.5 million. Cash provided by operating activities also included decreased accounts receivable of $6.3 million, decreased inventories of $4.5 million, decreased prepayments and other of $1.1 million and income tax refunds of $4.7 million, partially offset by decreased accounts payable and accrued liabilities of $1.9 million. The Company also originated $7.3 million in installment contracts and collected $2.5 million on originated installment contracts. In addition to cash provided by operating activities, other significant items affecting cash flows included capital expenditures of $1.1 million, proceeds from the sale of property, plant and equipment of $1.2 million, net repayments of notes payable of $17.1 million, and payments of debt issuance costs of $1.1 million.

In accordance with the Company's new revolving credit facility, the Company applies all cash receipts to reduce the line of credit. At December 28, 2001, the Company's net working capital was $2.4 million, including $0.3 million in cash and cash equivalents, as compared with $5.1 million at December 29, 2000, including $6.1 million in cash and cash equivalents. The decrease in net working capital was primarily attributable to a decrease in cash and cash equivalent of $5.7 million, a decrease in accounts receivable of $6.5 million, a decrease in inventories of $4.5 million, and a decrease in refundable income taxes of $4.7 million, partially offset by a decrease in notes payable of $17.1 million and a decrease in other accrued liabilities of $1.0 million.

During the year ended December 29, 2000, the Company's cash provided by operations was approximately $3.1 million. Although net loss for the year was $17.1 million, this loss included the following non-cash charges: impairment charges of $6.0 million, depreciation expense of $2.6 million, provision for deferred income taxes of $4.0 million, and provision for credit losses of $1.7 million. Cash provided by operations also included decreased accounts receivable of $3.3 million and decreased inventories of $11.2 million, partially offset by increased refundable income taxes of $2.5 million and increased accounts payable and accrued liabilities of $5.5 million. In addition to cash provided by operating activities, other significant items affecting cash flows included capital expenditures of $1.8 million, net repayments of notes payable of $1.1 million and repayments of long-term debt of $3.6 million.

At December 29, 2000, the Company's net working capital was $5.1 million, including $6.1 million in cash and cash equivalents, as compared with $18.7 million at December 31, 1999, including $9.3 million in cash and cash equivalents. The decrease in net working capital was primarily attributable to a decrease in inventories of $11.2 million, a decrease in accounts receivable of $3.3 million and a decrease in cash and cash equivalent of $3.3 million, partially offset by a decrease in notes payable of $1.1 million, a decrease in current maturities of long-term debt of $1.1 million, a decrease in accounts payable of $2.2 million, and a decrease in volume incentives payable of $1.9 million.

At December 28, 2001 the Company had a $40 million secured line of credit, which matures on March 8, 2004 and bears interest at the prime rate plus 1%, which amounted to 5.75% at December 28, 2001. At December 28, 2001 the Company's availability on the line of credit was $12.1 million. The Company's ability to draw upon this line of credit is dependent upon its continued compliance with certain financial ratios and covenants. The Company had outstanding borrowings of $10.6 million and $20 million at December 28, 2001 and December 29, 2000, respectively.

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. Repurchases were $4.2 million, $8.7 million, and $4.9 million for the years ended 2001, 2000, and 1999 respectively. At December 28, 2001, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $44 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financials instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.0% over PRIME. Accordingly, the Company is subject to market risk associated with changes in interest rates. At December 28, 2001, $10.6 million was outstanding under the credit agreement. As of December 29, 2000, the principal amount outstanding under the credit agreement was $20.0 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2001 would result in additional interest expense of approximately $106,000, which would reduce cash flow and pre-tax earnings dollar for dollar. Accounts receivable:
Most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer's floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.



 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those in any forward looking statements, including without limitation: general economic conditions; the cyclical and seasonal nature of housing markets; competitive pricing pressures at both the wholesale and retail levels; changes in market demand; the impact of cost reduction programs and other management initiatives; availability of financing for prospective purchasers of the Company's homes; the amount of capital that the Company may commit to its Wenco 21 joint venture to make available consumer loans; performance of the loans held by the Company's finance subsidiary; availability and pricing of raw materials; concentration of the Company's business in certain regional markets; adverse weather conditions that reduce retail sales; the possibility of plant shutdowns from weather or other causes; availability of labor for the Company to meet operating requirements; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Southern Energy Homes, Inc. and subsidiaries


                                                                                            DECEMBER 28,           DECEMBER 29,
                                                                                               2001                   2000
                                                                                            ------------           ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $    354,000           $  6,054,000
 Accounts receivable, less allowance for doubtful accounts of
        $160,000 and $168,000, respectively                                                    7,089,000             13,560,000
 Inventories                                                                                  19,639,000             24,161,000
 Refundable income taxes                                                                         349,000              5,055,000
 Deferred tax benefits                                                                                --                349,000
 Prepayments and other                                                                           903,000                770,000
                                                                                            ------------           ------------
                                                                                              28,334,000             49,949,000
                                                                                            ------------           ------------
PROPERTY, PLANT, AND EQUIPMENT:
   Property, plant and equipment, at cost                                                     34,765,000             36,188,000
   Less accumulated depreciation and amortization                                            (15,496,000)           (13,994,000)
                                                                                            ------------           ------------
                                                                                              19,269,000             22,194,000
                                                                                            ------------           ------------

INTANGIBLES AND OTHER NON-CURRENT ASSETS:
   Installment contracts receivable, less allowance for credit losses of
           $1,150,000 and $850,000, respectively                                              13,543,000             10,505,000
   Goodwill, net                                                                               3,305,000              5,190,000
   Investment in joint ventures                                                                4,908,000              5,371,000
   Other assets                                                                                3,192,000              3,362,000
                                                                                            ------------           ------------
                                                                                              24,948,000             24,428,000
                                                                                            ------------           ------------
                                                                                            $ 72,551,000           $ 96,571,000
                                                                                            ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                             $ 10,964,000           $ 28,049,000
  Accounts payable                                                                             1,369,000              1,963,000
  Volume incentive payable                                                                     3,760,000              4,545,000
  Accrued payroll related expenses                                                             1,966,000              1,901,000
  Accrued workers' compensation                                                                2,277,000              1,668,000
  Accrued warranty                                                                             2,440,000              2,590,000
  Accrued other                                                                                3,174,000              4,183,000
                                                                                            ------------           ------------
                                                                                              25,950,000             44,899,000
                                                                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding                    --                     --
  Common stock, $.0001 par value, 40,000,000 shares authorized, 12,133,865 and
  12,132,990 shares issued and outstanding at December 28, 2001 and December
  29, 2000, respectively                                                                           1,000                  1,000
  Capital in excess of par                                                                     8,330,000              8,329,000
  Retained earnings                                                                           38,270,000             43,342,000
                                                                                            ------------           ------------
                                                                                              46,601,000             51,672,000
                                                                                            ------------           ------------
                                                                                            $ 72,551,000           $ 96,571,000
                                                                                            ============           ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Operations
Southern Energy Homes, Inc. and subsidiaries


                                                                                  Year Ended
                                                       -----------------------------------------------------------------
                                                        December 28,              December 29,              December 31,
                                                           2001                       2000                     1999
                                                       -------------             -------------             -------------
                                                        (52 Weeks)                (52 Weeks)                 (52 Weeks)
                                                       -------------             -------------             -------------
Net revenues                                           $ 157,947,000             $ 185,388,000             $ 263,898,000
Cost of sales                                            123,353,000               151,091,000               211,829,000
                                                       -------------             -------------             -------------
     Gross profit                                         34,594,000                34,297,000                52,069,000
                                                       -------------             -------------             -------------
Operating expenses:
     Selling, general and administrative                  34,612,000                41,428,000                44,760,000
     Provision for credit losses                             854,000                 1,719,000                   524,000
     Amortization of intangibles                             305,000                   436,000                   671,000
     Impairment charges                                    2,240,000                 6,039,000                 7,073,000
                                                       -------------             -------------             -------------
                                                          38,011,000                49,622,000                53,028,000
                                                       -------------             -------------             -------------
     Operating loss                                       (3,417,000)              (15,325,000)                 (959,000)
Interest expense                                           1,957,000                 2,538,000                 1,994,000
Interest income                                              302,000                   425,000                   340,000
                                                       -------------             -------------             -------------
     Loss before provision for income taxes               (5,072,000)              (17,438,000)               (2,613,000)
Benefit for income taxes                                          --                   326,000                 1,020,000
                                                       -------------             -------------             -------------
     Net loss                                          $  (5,072,000)            $ (17,112,000)            $  (1,593,000)
                                                       =============             =============             =============

PER SHARE DATA:
Net loss per share:
      Basic                                            $       (0.42)            $       (1.41)            $       (0.13)
                                                       =============             =============             =============
      Diluted                                          $       (0.42)            $       (1.41)            $       (0.13)
                                                       =============             =============             =============
Weighted average number of common shares:
      Basic                                               12,133,298                12,132,990                12,176,705
                                                       =============             =============             =============
      Diluted                                             12,133,298                12,132,990                12,176,705
                                                       =============             =============             =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Stockholders' Equity
Southern Energy Homes, Inc. and subsidiaries


                                     Common Stock            Treasury Stock           Capital
                                 --------------------   -------------------------     in Excess     Retained
                                   Shares      Amount     Shares        Amount         of Par        Earnings        Total
                                 ----------   -------   ----------   ------------   ------------   ------------   ------------
BALANCE, JANUARY 1, 1999         15,638,890   $ 2,000    3,000,300   $(26,282,000)  $ 37,682,000   $ 62,047,000   $ 73,449,000

  Treasury stock repurchases             --        --      505,600     (3,072,000)            --             --     (3,072,000)
  Retirement of treasury stock   (3,505,900)   (1,000)  (3,505,900)    29,354,000    (29,353,000)            --             --
  Net loss                               --        --           --             --             --     (1,593,000)    (1,593,000)
                                -----------   -------   ----------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999       12,132,990     1,000           --             --      8,329,000     60,454,000     68,784,000

  Net loss                               --        --           --             --             --    (17,112,000)   (17,112,000)
                                -----------   -------   ----------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 29, 2000       12,132,990     1,000           --             --      8,329,000     43,342,000     51,672,000

  Exercise of stock options             875        --           --             --          1,000             --          1,000
  Net loss                               --        --           --             --             --     (5,072,000)    (5,072,000)
                                -----------   -------   ----------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 28, 2001       12,133,865   $ 1,000           --   $         --   $  8,330,000   $ 38,270,000   $ 46,601,000
                                ===========   =======   ==========   ============   ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
Southern Energy Homes, Inc. and subsidiaries


                                                                                          Year Ended
                                                                     -----------------------------------------------------
                                                                     December 28,         December 29,         December 31,
                                                                         2001                2000                 1999
                                                                     ------------         ------------         -----------
                                                                      (52 Weeks)           (52 Weeks)           (52 Weeks)
                                                                     ------------         ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (5,072,000)        $(17,112,000)        $(1,593,000)
                                                                     ------------         ------------         -----------
Adjustments to reconcile net loss to net cash provided
  by operating activities:
      Equity (income) loss of joint ventures                             (365,000)             293,000          (1,317,000)
      Impairment charges                                                2,240,000            6,039,000           7,073,000
      Depreciation of property, plant and equipment                     2,504,000            2,551,000           2,743,000
      Provision (credit) for deferred income taxes                        349,000            3,962,000          (2,392,000)
      (Gain) loss on sale of property, plant and equipment                394,000              255,000             (26,000)
      Loss on sale of retail centers                                           --                   --               9,000
      Amortization of intangibles                                         305,000              436,000             671,000
      Provision for doubtful accounts receivable                          156,000               63,000             313,000
      Provision for credit losses on installment contracts                854,000            1,719,000             524,000
      Origination of installment contracts                             (7,300,000)          (2,541,000)         (1,197,000)
      Principal collected on originated installment contracts           2,479,000            1,914,000             206,000
   Change in assets and liabilities:
      Accounts receivable                                               6,252,000            3,274,000           4,749,000
      Inventories                                                       4,522,000           11,215,000             164,000
      Prepayments and other                                             1,086,000             (953,000)             56,000
      Refundable income taxes                                           4,706,000           (2,476,000)         (2,579,000)
      Accounts payable                                                   (594,000)          (2,205,000)           (225,000)
      Accrued liabilities                                              (1,270,000)          (3,306,000)         (4,544,000)
                                                                     ------------         ------------         -----------
            Total adjustments                                          16,318,000           20,240,000           4,228,000
                                                                     ------------         ------------         -----------
            Net cash provided by operating activities                  11,246,000            3,128,000           2,635,000
                                                                     ------------         ------------         -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                             (1,064,000)          (1,803,000)         (3,255,000)
      Investments in joint ventures                                      (146,000)            (445,000)            (88,000)
      Distributions from joint ventures                                   371,000              442,000             640,000
      Proceeds from sale of property, plant and equipment               1,154,000               88,000             104,000
      Proceeds from sale of retail centers                                     --                   --             594,000
                                                                     ------------         ------------         -----------
             Net cash provided by (used in) investing
               activities                                                 315,000           (1,718,000)         (2,005,000)
                                                                     ------------         ------------         -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of treasury stock                                             --                   --          (3,072,000)
      Net borrowings (repayments) on notes payable                    (17,085,000)          (1,133,000)          8,626,000
      Repayments of long-term debt                                             --           (3,565,000)         (1,103,000)
      Proceeds from sale of installment contracts                         929,000                   --                  --
      Payment of debt issuance costs                                   (1,106,000)                  --                  --
      Proceeds from exercise of stock options                               1,000                   --                  --
                                                                     ------------         ------------         -----------
             Net cash provided by (used in) financing
               activities                                             (17,261,000)          (4,698,000)          4,451,000
                                                                     ------------         ------------         -----------
   Net increase (decrease) in cash and cash equivalents                (5,700,000)          (3,288,000)          5,081,000
   Cash and cash equivalents at beginning of period                     6,054,000            9,342,000           4,261,000
                                                                     ------------         ------------         -----------
   Cash and cash equivalents at end of period                        $    354,000         $  6,054,000         $ 9,342,000
                                                                     ============         ============         ===========
   SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                         $  1,947,000         $  1,993,000         $ 2,071,000
      Cash paid (refunded) for income taxes                          $ (5,124,000)        $ (2,197,000)        $ 4,210,000
   NON-CASH TRANSACTION:
       Receivable settled with property                              $     63,000         $         --         $        --

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements


Southern Energy Homes, Inc. and subsidiaries

1.       THE COMPANY AND BASIS OF PRESENTATION:

         Southern Energy Homes, Inc. (the "Company") has four reportable segments: manufacturing, retail, component supply and consumer financing. The Company produces manufactured homes, primarily on a custom basis, for wholesale to dealers located primarily in the southeastern and south central regions of the United States. Retail sales are concentrated in the southeastern United States. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The Company offers consumer financing for homes manufactured by the Company as well as other homes sold through its retail centers and independent dealers through a joint venture, Wenco 21 (see Note 4).

         The Company is on a 52/53-week year with the fiscal year ending on the Friday closest to the last day of December. The 2001, 2000, and 1999 fiscal years included 52 weeks.

         The Company's business is seasonal and cyclical with the potential for significant fluctuations in earnings being affected by factors impacting the broader housing market, including the availability and cost of customer financing and changes in the cost of construction materials.

         The manufactured housing industry as a whole, has been adversely affected by various economic factors, and has struggled during most of the past three years. Rapid industry growth over the 10 years preceding this three year period resulted in an increase in the overall number of dealers, an increase in manufacturing output and an increase in the number of homes available at the retail level. These larger inventories and the generally slower reduction of those inventories has led to increased price competition and reduced profits. Tightening credit has compounded the situation and negatively affected the industry's overall financial performance with virtually all manufacturers and retailers being negatively affected. While the Company is still experiencing the negative economic factors influencing financial performance of the entire manufactured housing industry, it has taken a number of steps to decrease costs and improve efficiency. Weak markets still persist, however, including industry-wide excess retail inventory and more restrictive retail financing conditions for consumers. Although management plans to remain attentive to its focus on being responsive to changing industry conditions and believes that it is positioned to implement further measures necessary to respond to these changes, there can be no assurance that these conditions will not result in future declines in wholesale and retail revenues and related net profit margins, which could have a material adverse effect on the company's future operating results and liquidity.

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

INVESTMENTS IN JOINT VENTURES

         The Company accounts for its investments of 50% or less in joint ventures, where it does not have the ability to control, on the equity basis of accounting. Therefore, the Company's share of income/loss is recorded as equity income/loss from its ventures in the accompanying consolidated statements of operations (see Note 4).

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and highly liquid debt instruments and investments purchased with an original maturity of three months or less.

ADVERTISING COSTS

         Advertising costs are expensed as incurred and totaled $1,493,000, $1,916,000 and $2,473,000 for 2001, 2000 and 1999, respectively.

INVENTORIES

         Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                            December 28,           December 29,
                               2001                   2000
                            -----------            -----------
Raw Materials               $ 4,657,000            $ 5,569,000
Work In Progress                592,000                551,000
Finished Goods               14,390,000             18,041,000
                            -----------            -----------
                            $19,639,000            $24,161,000
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


                                         December 28,           December 29,
                                            2001                    2000
                                         -----------            -----------
Land                                     $   411,000            $   501,000
Buildings and improvements                15,380,000             16,749,000
Machinery and equipment                   10,803,000             10,757,000
Office and computer equipment              4,827,000              4,782,000
Leasehold improvements                     1,942,000              1,842,000
Construction in progress                   1,402,000              1,557,000
                                         -----------            -----------
                                         $34,765,000            $36,188,000
                                         ===========            ===========

         Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property, plant and equipment accounts are relieved of cost and accumulated depreciation and any resulting gain or loss is credited or charged to income.

INTANGIBLE ASSETS

         The intangible assets recorded by the Company in connection with various acquisitions primarily consist of goodwill which is being amortized on a straight-line basis over 30 years. As of December 28, 2001 and December 29, 2000, accumulated amortization of intangibles amounted to $2,681,000 and $3,990,000, respectively (see Note 9).

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

INSTALLMENT CONTRACTS RECEIVABLE

         The majority of the installment contracts receivable is from borrowers in the southern portion of the United States and is collateralized by manufactured homes and real estate. Foreclosed installment contracts receivable that are not liquidated are written down to an estimated recoverable amount and reclassified as collateral held for resale and included in inventories.

         The allowance for credit losses is established to provide for losses inherent in the installment contracts receivable portfolio. The allowance for credit losses is determined based on the Company's historical loss experience and consideration of current economic conditions. Management, after assessing the loss experience and economic conditions, adjusts the allowance account through periodic provisions. Actual credit losses are charged to the allowance when realized.

         An analysis of the allowance for losses on installment contracts receivable is as follows:


                                       December 28,            December 29,            December 31,
                                          2001                    2000                    1999
                                       -----------             -----------             -----------
Balance, beginning of year             $   850,000             $   357,000             $ 295,000
Provision for credit losses                854,000               1,719,000               524,000
Charge-offs                               (554,000)             (1,226,000)             (462,000)
                                       -----------             -----------             ---------
Balance, end of year                   $ 1,150,000             $   850,000             $ 357,000
                                       ===========             ===========             =========

RETAINED INTERESTS IN INSTALLMENT CONTRACTS RECEIVABLE SOLD

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures. The adoption of this statement by the Company did not have any impact on the Company's reported results of operations, financial position or cash flows. SFAS 140 requires that the carrying amount of the receivables sold be allocated between the assets sold and the assets (liabilities) created, if any, based upon their estimated fair value at the date of sale. The assets (liabilities) created by the Company include an interest-only strip valued as the discounted present value of the estimated excess interest due the Company during the expected life of the contracts over: 1) the stated investor yield, 2) the contractual servicing fee, and 3) the estimated credit losses. Profit (loss) recorded at the time of the sale is computed as the difference between the allocated carrying amount of the receivables sold and the proceeds realized from the sale.

         Interest-only securities represent the right to receive future cash flows from securitization transactions. Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fee, less estimated credit losses. The Company carries interest-only securities at estimated fair value. As market quotes are generally not available, fair value is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss, and interest rate assumptions. Estimates for prepayments, defaults, and losses are determined based on a model developed by the Company and refined to reflect Company-specific experience and trends.

The residual interests in the installment receivables sold are classified as available-for-sale securities, as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Changes in the fair value of these residual interests are not material to the Company's consolidated financial statements.

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

INSURANCE ARRANGEMENTS

         The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $300,000 per occurrence, and for all health-care claims in excess of $75,000 per occurrence (with an annual aggregate stop-loss limit of approximately $5.7 million for all claims). Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximates fair value because of the short-term nature of these instruments. At December 28, 2001 and December 29, 2000, the estimated fair value of installment contracts receivable approximated carrying value. These fair values were estimated using discounted cash flows and interest rates offered by Wenco on similar contracts at such times.

REVENUE RECOGNITION

         With respect to its manufacturing segment the Company recognizes revenue upon delivery of the home to the dealers lot.

         Effective with the beginning of the fourth quarter of 2001 the Company revised its criteria for recognizing revenue from retail operations to require that the buyers' purchases be fully funded, in addition to meeting all other purchase criteria previously required by the Company. The effect of the change in the Company's procedures is not material to the year. Accordingly, with respect to its retail operations, the Company now recognizes revenue on retail sales when: cash payment is received, or in the case of credit sales, which represent the majority of retail sales, when a down payment is received and the home buyer enters into an installment sales contract; construction of the home is complete; the home buyer has inspected and accepted the home; and the retail sale is funded.

         Interest income from installment contract receivables is recognized using the interest method. Accrual of interest income on installment contract receivables is suspended when a loan is contractually delinquent for 90 days or more. Interest accrual resumes when the loan becomes contractually current, and past-due interest income is recognized at that time. Income on residual interests held related to loans that have been previously sold represents cash collected adjusted for amortization.

STOCK-BASED COMPENSATION

         The Company accounts for its stock options under the intrinsic value method and, accordingly, no compensation cost is recognized for options granted where the option exercise price is equal to or greater than the market value of the Company's common stock at the date of grant.

SHIPPING FEES AND COSTS

         Shipping revenues are included as a component of net revenues. Total shipping costs, which were included in selling, general and administrative expenses were $7,224,000, $9,575,000, and $11,637,000, during 2001, 2000, and
1999, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board ("APB") Opinion No.16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

         Also in June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Asset, which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 are effective beginning in fiscal 2002. Amortization of goodwill during fiscal 2001 amounted to approximately $248,000. Aside from the impact of discontinuing amortization the Company is in the process of evaluating whether there would be any potential impairment under the new standard.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which superseded both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations. The provisions of the SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on the Company's financial statements.

PRIOR YEAR RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       EARNINGS PER SHARE:

         At December 28, 2001, December 29, 2000 and December 31, 1999, 1,222,871, 928,871 and 604,708 outstanding options were excluded from the weighted average number of common shares, on a diluted basis, as they were antidilutive.

4.       INVESTMENTS IN JOINT VENTURES:

         The Company owns interests in five joint ventures. The Company owns a 39% interest in, WoodPerfect, Inc., a manufacturing joint venture, which produces rafters used in the production of the Company's homes. The Company owns a 50% interest in Wenco 21, LLC, an entity that originates installment contracts. The Company owns 33% of Ridge Pointe Mfg., LLC, which manufactures cabinet doors for sale to participants in the joint venture as well as third party customers. The Company also owns 25% of WoodPerfect of Texas, Inc., which manufactures rafters used in the production of manufactured homes. The Company owns 25% interest in Hillsboro Manufacturing, Inc., which manufactures laminate wallboard (see Note 9). An analysis of these joint ventures follows:


                                                              2001                   2000                    1999
                                                            ---------             -----------             -----------
Equity in income (loss) of joint venture:
     WoodPerfect, Inc.                                      $ 399,000             $    88,000             $   686,000
     Wenco 21, LLC                                            (20,000)                 78,000                 214,000
     Ridge Pointe Mfg., LLC                                   174,000                  64,000                 417,000
     WoodPerfect of Texas, Inc.                              (131,000)               (478,000)                     --
     Hillsboro Manufacturing, Inc.                            (57,000)                (45,000)                     --
                                                            ---------             -----------             -----------
                                                            $ 365,000             $  (293,000)            $ 1,317,000
                                                            =========             ===========             ===========

(Investment in) distribution from joint venture:
     WoodPerfect, Inc.                                      $  38,000             $   260,000             $   240,000
     Wenco 21, LLC                                                 --                      --                      --
     Ridge Pointe Mfg., LLC                                   333,000                      --                 400,000
     WoodPerfect of Texas, Inc.                              (131,000)               (445,000)                (88,000)
     Hillsboro Manufacturing, Inc.                            (15,000)                182,000                      --
                                                            ---------             -----------             -----------
                                                            $ 225,000             $    (3,000)            $   552,000
                                                            =========             ===========             ===========


5.       INCOME TAXES:

         The provision (benefit) for income taxes for the respective periods ended was as follows:


                                  December 28,            December 29,            December 31,
                                      2001                    2000                   1999
                                  -----------             -----------             -----------
Current:
    Federal                       $  (304,000)            $(3,738,000)            $ 1,196,000
    State                             (45,000)               (550,000)                176,000
                                  -----------             -----------             -----------
                                     (349,000)             (4,288,000)              1,372,000
                                  -----------             -----------             -----------
Deferred:
    Federal                          (307,000)               (393,000)             (2,085,000)
    State                             (45,000)                (57,000)               (307,000)
                                  -----------             -----------             -----------
                                     (352,000)               (450,000)             (2,392,000)
                                  -----------             -----------             -----------
   Valuation Allowance                701,000               4,412,000                      --
                                  -----------             -----------             -----------
                                  $        --             $  (326,000)            $(1,020,000)
                                  ===========             ===========             ===========

         The provision (benefit) for income taxes differed from the amounts computed by applying the federal statutory rate of 34% in fiscal year 2001, 2000, and 1999 due to the following:


                                                                 December 28,            December 29,            December 31,
                                                                    2001                     2000                    1999
                                                                 -----------             -----------             -----------
Tax provision (benefit) at the federal statutory rate            $(1,724,000)            $(5,929,000)            $  (888,000)
Change in valuation allowance                                        701,000               4,412,000                      --
State income taxes (benefit), net of federal benefit                 (59,000)               (401,000)                (86,000)
Goodwill amortization and impairment charges                         637,000               1,157,000                 117,000
Other                                                                445,000                 435,000                (163,000)
                                                                 -----------             -----------             -----------
                                                                 $        --             $  (326,000)            $(1,020,000)
                                                                 ===========             ===========             ===========


Temporary differences which created net deferred tax benefits at December 28, 2001 and December 29, 2000 are as follows:


                                                                December 28,            December 29,
                                                                   2001                    2000
                                                                -----------             -----------
Deferred tax benefits:
     Warranty accrual                                           $   903,000             $   960,000
     Workers' compensation accrual                                  843,000                 605,000
     Accrued expenses                                             1,271,000                 978,000
     Organization and pre-operating costs                                --                 373,000
     Federal and State operating loss carry forwards              2,244,000               2,018,000
     Other                                                          560,000                 546,000
                                                                -----------             -----------
                                                                  5,821,000               5,480,000
                                                                -----------             -----------
Deferred tax liabilities:
     Depreciation                                                   467,000                 327,000
     Other                                                          241,000                 392,000
                                                                -----------             -----------
                                                                    708,000                 719,000
                                                                -----------             -----------
                                                                  5,113,000               4,761,000
Valuation allowance                                              (5,113,000)             (4,412,000)
                                                                -----------             -----------
     Net deferred taxes                                         $        --             $   349,000
                                                                ===========             ===========

         During fiscal 2000, the Company recorded a valuation allowance of $4.4 million related to deferred income tax assets in accordance with the provisions of SFAS No. 109. During 2001, the valuation allowance was increased by $701,000. Because the Company has operated at a loss in recent fiscal years and because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of all its net operating loss carry forwards and deductible temporary differences between financial and taxable income as realization of the assets was not considered more likely than not. The elimination of the valuation allowance will be determined based on events indicating the Company's return to profitability. The Company's federal operating loss carry forwards amounted to approximately $664,000 and expires in 2021.

6.       NOTES PAYABLE:

         The Company routinely finances inventory of homes held by its retail centers through floor-plan notes payable with various financial institutions. The notes normally require periodic payments of principal and interest, and full payments when the home is sold to a customer. The weighted average interest rates on these borrowings during 2001 and 2000 were 7.75% and 10.0%, respectively. These notes payable at December 28, 2001 and December 29, 2000 amounted to $401,000 and $8,049,000, respectively.

          During fiscal 2001, the Company financed a portion of its retail inventory with a $40 million secured bank line of credit, which matures on March 8, 2004 and bears interest at the Prime Rate plus 1% (5.75% at December 28, 2001). The weighted average interest rates on these borrowings during 2001 and 2000 were 7.62% and 7.85%, respectively. The line of credit is secured by substantially all of the Company's assets. At December 28, 2001 the Company's availability on the line of credit was $12,097,000. The Company's ability to draw upon this line of credit is dependent upon its continued compliance with certain financial ratios and covenants. The Company had outstanding borrowings of $10.6 million and $20 million at December 28, 2001 and December 29, 2000, respectively.

7.       COMMITMENTS AND CONTINGENCIES:

REPURCHASE AGREEMENTS

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses. Repurchases were $4.2 million, $8.7 million, and $4.9 million, for the years ended 2001, 2000, and 1999, respectively. At December 28, 2001, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $44 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. The Company is also obligated to repurchase homes financed by Wenco 21, LLC upon a third payment default for 50% of the outstanding loan balance. The Company's potential exposure under this commitment is approximately $5.9 million.

INTEREST REIMBURSEMENT

         The Company has agreements with certain dealers to reimburse them for their interest costs incurred in connection with floor-plan financing. Interest expense related to these agreements is classified as a selling expense in the accompanying consolidated statements of operations. For the years ended December 28, 2001, December 29, 2000, and December 31, 1999, interest expense related to these agreements amounted to $954,000, $1,238,000, and $979,000, respectively.

OPERATING LEASES

         The Company leases certain manufacturing facilities and retail sales centers under operating leases. Rent expense under all leases was $1.1 million for the year ended December 28, 2001, $1.5 million for the year ended December 29, 2000, and $1.6 million for the year ended December 31, 1999. Future minimum lease payments for each of the next five years at December 28, 2001, are $0.6 million, $0.3 million, $0.2 million, $0.1 million and $0.1 million, respectively.

LITIGATION

         The Company is a party to various legal proceedings incidental to its business. The Company typically issues a one-year warranty on new manufactured homes. The majority of these legal proceedings are claims related to warranty on manufactured homes or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

8.       EMPLOYEE BENEFIT PLANS:

         The Company maintains a stock option plan, which authorizes a total of 1,500,000 shares of Company common stock for issuance to key employees and advisors. The Company granted options to acquire 319,250, 330,250, and 96,330 shares of common stock in 2001, 2000, and 1999, respectively. The exercise prices of the options approximated the fair market value of the Company's common stock at the date of grant. At December 28, 2001, options under the plan described above to purchase 997,934 shares were exercisable. Total options outstanding under the plan described above were 1,129,121 at December 28, 2001.

         The Company also maintains a stock option plan, which authorizes a total of 100,000 shares of Company common stock for issuance to the Company's outside directors. In 2001, 2000, and 1999, the Company granted options to acquire 22,500, 22,500, and 11,250, respectively, shares of common stock each year to certain outside directors. The exercise prices of the options approximated the fair market value of the Company's common stock at the date of grant. At December 28, 2001, options to purchase 93,750 shares were exercisable. Total options outstanding were 93,750 at December 28, 2001.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for options that are issued with exercise prices that approximate the fair market value of the Company's common stock on the date of grant. Had compensation expense for the Company's stock option plans for awards in 2001, 2000, and 1999, been determined under SFAS No. 123, Accounting for Stock-Based Compensation, based on the fair market value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                           2001                      2000                       1999
                                                       -------------             --------------             -------------
Net income (loss) - as reported                        $  (5,072,000)            $  (17,112,000)            $  (1,593,000)
Net income (loss) - pro forma                          $  (5,422,000)            $  (17,437,000)            $  (1,707,000)
As reported - net  income (loss) per share:
                      Basic                            $       (0.42)            $        (1.41)            $       (0.13)
                      Diluted                          $       (0.42)            $        (1.41)            $       (0.13)
Pro forma - net income (loss) per share:
                      Basic                            $       (0.45)            $        (1.44)            $       (0.14)
                      Diluted                          $       (0.45)            $        (1.44)            $       (0.14)


The following table summarizes the changes in the number of shares under option pursuant to the plans described above:


                                                         Weighted                      Weighted                     Weighted
                                                         Average                       Average                      Average
                                       December 28,      Exercise      December 29,    Exercise     December 31,    Exercise
                                          2001             Price           2000          Price          1999          Price
                                       -----------       --------      -----------     --------     ------------    --------
Outstanding at beginning of year           928,871         $3.83         604,708         $5.19         598,964         $5.83
Granted                                    341,750          1.61         352,750          1.06         107,580          2.66
Exercised                                     (875)         1.65              --            --              --            --
Forfeited                                  (46,875)         3.18         (28,587)         4.08        (101,836)         6.26
                                        ----------         -----        --------         -----        --------         -----
Outstanding at end of year               1,222,871         $3.24         928,871         $3.83         604,708         $5.19
                                        ==========         =====        ========         =====        ========         =====
Exercisable at end of year               1,091,684         $3.44         789,144         $4.17         525,328         $5.45
Weighted average fair value of
options granted                                            $1.03                         $0.75                         $1.63

The following table summarizes information about stock options outstanding at December 28, 2001:


                                       Options Outstanding                            Options Exercisable
                        --------------------------------------------------      --------------------------------
                            Number          Weighted-                             Number
                        Outstanding at       Average          Weighted-         Exercisable         Weighted-
  Range of               December 28,       Remaining          Average          December 28,         Average
Exercise Prices              2001        Contractual Life   Exercise Price         2001           Exercise Price
---------------         --------------   ----------------   --------------      ------------      --------------
    Under 2.44              636,750            8.91            $ 1.31              510,500            $ 1.28
   2.44 - 2.57               94,030            8.39              2.46               94,030              2.46
   2.58 - 4.53               11,250            7.43              4.53               11,250              4.53
   4.54 - 5.50              443,341            5.61              5.50              438,404              5.50
5.51 and above               37,500            5.47             10.80               37,500             10.80
                          ---------            ----            ------            ---------            ------

                          1,222,871            7.31            $ 3.24            1,091,684            $ 3.44
                          =========            ====            ======            =========            ======


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999:


                                    2001              2000              1999
                                    ----              ----              ----
Dividend yield                      0.00%             0.00%             0.00%
Expected volatility                   74%               50%               67%
Risk-free interest rate             5.09%             6.47%             6.08%
Expected life (years)                  5                10                 5

         Of the options granted in 2001, 247,500 options are exercisable immediately and the remainder become exercisable equally over two years. Vesting of the 2000 grants is 247,500 options vesting immediately and the remainder vesting equally over two years. Vesting of the 1999 grants is 56,250 options vesting immediately and the remainder vesting equally over two years.

         The Company offers a 401(k) retirement plan to employees having completed one year of service, whereby eligible employees may contribute up to 20% of their annual compensation subject to limitations by the Internal Revenue Service. The

Company may match up to 100% of the employee contributions as limited by the Internal Revenue Service. For the years ended December 28, 2001, December 29, 2000, and December 31, 1999, the Company expensed $84,000, $98,000, and $101,000, respectively, related to the plan.

9.       IMPAIRMENT AND OTHER CHARGES:

         During 2001, the Company recorded an impairment charge of $1.6 million for the remaining goodwill related to its retail operations segment. The decision was based primarily on continued losses at the two retail centers where the goodwill was recorded. Fair value was determined by management based on the best information available such as the value received in connection with the closure of other retail centers. Although these amounts represent management's best estimate of total costs to close these centers, the actual cost could ultimately differ from these amounts. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would result in further impairment charges. However, such charges would not be material to the Company's results of operations. The Company also recorded a charge related to its investment in one of the Company's manufacturing joint ventures of $603,000 due to losses of this joint venture.

         During 2000, the Company decided to close eleven retail centers. The decision was based primarily on losses incurred at these centers. In connection with the decision to close these retail centers, the Company recorded a pre-tax charge of $6.0 million consisting of the impairment of the intangible assets and exit costs associated with rental commitments and leasehold improvements on retail centers which the Company had committed to close. The Company recorded these amounts as an impairment charge in the accompanying statement of operations for the fiscal year ended December 29, 2000.

         During 1999, the Company recorded a pre-tax charge of $6.4 million associated with the closing of its manufacturing facility in North Carolina. During 2001, the Company sold the North Carolina facility for proceeds of $1,017,000 and recorded a loss on the sale of $209,000. During 1999, the Company also recorded a pre-tax charge of $686,000 associated with the closing of three retail centers, one in Kentucky and two in South Carolina.

         Although these amounts represent management's best estimate of total costs to close these centers, the actual cost could ultimately differ from these amounts. The Company continues to evaluate its unprofitable retail centers and future retail center closings could happen which would result in further impairment charges. However, such charges would not be material to the Company's results of operation.

10.      SEGMENT AND RELATED INFORMATION:

         The Company has four reportable segments: manufacturing, retail operations, component supply and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. The retail operations segment sells homes to retail customers which have been produced by the Company's manufacturing segment and various other manufacturers. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The consumer financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. Wenco Finance has now restricted its loan origination activities and engaged 21st Mortgage to service its existing loan portfolio. Wenco 21, the Company's joint venture, continues to offer consumer financing for homes manufactured by the Company, as well as for other homes sold through its retail centers and independent dealers.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and segment operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. The Company does not allocate income taxes to its segments. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.

         The following table presents information about segment profit or loss (dollars in thousands):


                                                           2001                 2000                  1999
                                                        --------              --------              --------
REVENUES:
    Manufacturing                                       $134,594              $151,963              $215,721
    Retail Operations                                     37,222                49,565                63,996
    Component Supply                                      23,342                30,097                46,892
    Consumer Financing                                     1,153                 1,138                 1,266
    Other Operating Segments                               3,439                 8,091                 9,655
    Eliminations                                         (41,803)              (55,466)              (73,632)
                                                        --------              --------              --------
Total Revenues                                          $157,947              $185,388              $263,898
                                                        ========              ========              ========

GROSS PROFIT:
    Manufacturing                                       $ 22,278              $ 21,113              $ 30,682
    Retail Operations                                     10,370                11,822                18,127
    Component Supply                                       2,064                 2,376                 3,858
    Consumer Financing                                       530                   230                   441
    Other Operating Segments                               2,673                 5,713                 7,607
    Eliminations                                          (3,321)               (6,957)               (8,646)
                                                        --------              --------              --------
Gross Profit                                              34,594                34,297                52,069
                                                        ========              ========              ========

SEGMENT NET INCOME (LOSS) BEFORE TAX:
    Manufacturing                                          5,027                 2,253                   (34)
    Retail Operations                                     (7,532)              (16,048)               (4,818)
    Component Supply                                       1,114                 1,064                 2,297
    Consumer Financing                                      (134)               (1,298)                   37
    Corporate                                             (3,444)               (3,894)                 (888)
    Other operating segments                                (103)                  485                   793
                                                        --------              --------              --------
Segment net loss before tax                               (5,072)              (17,438)               (2,613)

Income / expenses not allocated to segments:
    Benefit (provision) for income taxes                      --                   326                 1,020
                                                        --------              --------              --------
Net Loss                                                $ (5,072)             $(17,112)             $ (1,593)
                                                        ========              ========              ========


Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company which include a trucking business (closed in July 2001) and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments. The Corporate segment does not generate any revenues, but does incur certain administrative expenses.

A summary of identifiable assets, depreciation and amortization, and capital additions for the years ended 2001, 2000, and 1999, is as follows:


                                         Identifiable          Depreciation and          Capital
                                            Assets               Amortization           Additions
                                         ------------          ----------------         ----------
2001:
    Manufacturing                        $ 19,252,000             $  925,000            $  608,000
    Retail Operations                      22,603,000                421,000                60,000
    Component Supply                        3,601,000                234,000                 2,000
    Consumer Financing                     12,495,000                 40,000                    --
    Corporate                              17,654,000              1,517,000               394,000
    Other Operating Segments                   48,000                  2,000                    --
    Eliminations                           (3,102,000)                    --                    --
                                         ------------             ----------            ----------
    Consolidated                         $ 72,551,000             $3,139,000            $1,064,000
                                         ============             ==========            ==========

2000:
    Manufacturing                        $ 23,624,000             $1,141,000            $  244,000
    Retail Operations                      30,645,000                616,000               677,000
    Component Supply                        4,147,000                246,000               109,000
    Consumer Financing                     12,596,000                     --                    --
    Corporate                              27,906,000                976,000               773,000
    Other Operating Segments                  336,000                  8,000                    --
    Eliminations                           (2,683,000)                    --                    --
                                         ------------             ----------            ----------
    Consolidated                         $ 96,571,000             $2,987,000            $1,803,000
                                         ============             ==========            ==========


1999:
    Manufacturing                        $ 27,699,000             $1,522,000            $  679,000
    Retail Operations                      44,686,000                763,000               812,000
    Component Supply                        5,939,000                248,000                95,000
    Consumer Financing                     14,225,000                     --                    --
    Corporate                              33,385,000                874,000             1,669,000
    Other Operating Segments                1,091,000                  7,000                    --
    Eliminations                           (5,011,000)                    --                    --
                                         ------------             ----------            ----------
    Consolidated                         $122,014,000             $3,414,000            $3,255,000
                                         ============             ==========            ==========

11.      RELATED PARTY TRANSACTIONS:

         The Company had sales to a development company affiliated with certain stockholders who were also executive officers of the Company during the years ended December 28, 2001, December 29, 2000, and December 31, 1999, which amounted to $52,000, $44,000, and $203,000, respectively.

12.      SUBSEQUENT EVENT (UNAUDITED):

         In March 2002, Congress passed an economic stimulus bill containing certain temporary business tax incentives. The tax provisions in the stimulus bill will extend the net operating loss ("NOL") carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, and allow use of NOL carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income (AMTI). These NOL carryback provisions will allow the Company to carry its loss back to 1996 and the years following. With this change, there is sufficient taxable income to offset all of the NOL generated in 2001.

         The bill also allows an additional first-year depreciation deduction equal to 30 percent of the adjusted basis of qualified property acquired after September 10, 2001, and before September 11, 2004, and placed in service before 2005 (2006 for certain property with recovery period of 10 years or longer and certain transportation property). Qualified property includes MACRS property with a recovery period of 20 years or less, computer software, water utility property and leasehold improvement property. This "bonus" depreciation will allow the company to increase its NOL carry back by approximately $175,000.

         The result of the benefit of such changes, which will be recorded as a reduction of income tax expense and will be reflected in the statement of operations in the first quarter of fiscal 2002, amounts to approximately $285,000.

13.      SUMMARY OF UNAUDITED QUARTERLY FINANCIAL DATA:

         Unaudited quarterly financial information is as follows:


                                                                   Quarter Ended                                 Year Ended
                                       ------------------------------------------------------------------       -------------
                                         March 30,         June 29,        September 28,      December 28,      December 28,
                                           2001              2001              2001               2001              2001
                                       ------------       -----------      ------------       ------------      -------------
Net revenues(1)                        $ 37,501,000       $42,448,000      $ 41,168,000        36,830,000       $ 157,947,000
Gross profit                              8,170,000         9,553,000         9,461,000         7,410,000          34,594,000
Income taxes (benefit)                           --                --                --                --                  --
Net income (loss)                        (1,462,000)          125,000          (271,000)       (3,464,000)         (5,072,000)
Income (loss) per share:
      Basic and Diluted                $      (0.12)      $      0.01      $      (0.02)      $     (0.29)      $       (0.42)
Weighted average number of common
shares:
      Basic                              12,132,990        12,132,990        12,133,350        12,133,865          12,133,298
      Diluted                            12,132,990        12,132,990        12,453,378        12,133,865          12,133,298


                                                            Quarter Ended                                    Year Ended
                                ---------------------------------------------------------------------       -------------
                                  March 31,           June 30,        September 29,      December 29,        December 29,
                                    2000               2000               2000               2000               2000
                                ------------       ------------       ------------       ------------       -------------
Net revenues                    $ 48,278,000       $ 54,192,000       $ 46,517,000       $ 36,401,000       $ 185,388,000
Gross profit                       9,252,000         10,964,000         10,074,000          4,007,000          34,297,000
Income taxes (benefit)              (210,000)        (1,240,000)          (395,000)         1,519,000            (326,000)
Net loss                            (898,000)        (3,396,000)        (1,406,000)       (11,412,000)        (17,112,000)
Loss per share:
      Basic and Diluted         $      (0.07)      $      (0.28)      $      (0.12)      $      (0.94)      $       (1.41)

Weighted average number of
  common shares:
   Basic and Diluted              12,132,990         12,132,990         12,132,990         12,132,990          12,132,990

(1) Effective with the beginning of the fourth quarter of 2001 the Company revised its criteria for recognizing revenue from retail operations to require that the buyers' purchases be fully funded, in addition to meeting all other purchase criteria previously required by the Company. The effect of the change in the Company's procedures is not material to the year. For the fourth quarter, however, the revenue amount reported above would have been $3.4 million greater under the previous procedures.

Report of Independent Public Accountants
Southern Energy Homes, Inc. and subsidiaries

To Southern Energy Homes, Inc.:

         We have audited the accompanying consolidated balance sheets of Southern Energy Homes, Inc. (a Delaware Corporation) and subsidiaries as of December 28, 2001 and December 29, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Energy Homes, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States.


                                             ARTHUR ANDERSEN LLP


Birmingham, Alabama
February 8, 2002



Statement of Management's Responsibility
Southern Energy Homes, Inc. and subsidiaries

         The consolidated financial statements and related information herein were prepared by the Company and were based on accounting principles generally accepted in the United States, appropriate in the circumstances to reflect in all material respects the consolidated financial position of the Company as of December 28, 2001 and December 29, 2000, and the consolidated results of operations and cash flows for each of the years ended December 28, 2001 and December 29, 2000 and December 31, 1999. The financial information presented elsewhere in this report has been prepared in a manner consistent with the financial statement disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the text appearing under
Part I, Item 1 -- Business under the caption "Executive Officers". Information regarding compliance with Section 16(a) of the securities Exchange Act of 1934 is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      The following documents are filed as part of this report:

         (1)  Financial Statements

         Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000.

         Consolidated Statements of Operations for each of the three fiscal years in the period ended December 28, 2001.

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended December 28, 2001.

         Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 28, 2001.

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

                  18       Letter of independent accountants regarding method change.

                  21       List of Subsidiaries of the Registrant.

                  23       Consent of Arthur Andersen LLP.

                  99       Arthur Andersen LLP representations.

         *        Management contract or compensatory plan or arrangement.

(b) The Company did not file a current report on form 8-K during the 4th Quarter of fiscal 2001.

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SOUTHERN ENERGY HOMES, INC.
                                    Registrant


                                    By: /S/ Wendell L. Batchelor
                                       ----------------------------------------
                                    Wendell L. Batchelor
                                    Chairman and Chief Executive Officer


Date:  March 22, 2002

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


SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----

/S/ Wendell L. Batchelor                             Chairman,                          March 22, 2002
------------------------------------                 Chief Executive Officer
Wendell L. Batchelor                                 and Director

/S/ Keith O. Holdbrooks                              President,                         March 22, 2002
------------------------------------                 Chief Operating Officer
Keith O. Holdbrooks                                  and Director

/S/ Keith W. Brown                                   Executive Vice President,          March 22, 2002
------------------------------------                 Chief Financial Officer,
Keith W. Brown                                       Treasurer, Secretary
                                                     and Director

/S/ James A. Hasty                                   Corporate Controller               March 22, 2002
------------------------------------
James A. Hasty

/S/ Johnny R. Long                                   Director                           March 22, 2002
------------------------------------
Johnny R. Long

/S/ Louis C. Henderson Jr.                           Director                           March 22, 2002
------------------------------------
Louis C. Henderson, Jr.


/S/ Clinton O. Holdbrooks                            Director                           March 22, 2002
------------------------------------
Clinton O. Holdbrooks

/S/ A.C. (Del) Marsh                                 Director                           March 22, 2002
------------------------------------
A.C. (Del) Marsh

/S/  James A. Taylor                                 Director                           March 22, 2002
------------------------------------
James A. Taylor

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

18       Letter of independent accountants regarding method change.

21       List of Subsidiaries of the Registrant.

23       Consent of Arthur Andersen LLP.

99       Arthur Andersen LLP representations.

*        Management contract or compensatory plan or arrangement.