Form 10-Q
period 2002-03-29
SOUTHERN ENERGY HOMES INC
filed 2002-05-10
CIK 896397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2002 or

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

12,133,865 shares of Common Stock, $.0001 par value, as of May 9, 2002

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

INDEX

                                                                                                                 Page

PART I             FINANCIAL INFORMATION:

Item 1               Financial Statements (Unaudited)

                          Consolidated Condensed Balance Sheets,

                              March 29, 2002 and December 28, 2001                                                                                     3

                          Consolidated Condensed Statements of Operations - Thirteen Weeks

                              Ended March 29, 2002 and March 30, 2001                                                                                4

                          Consolidated Condensed Statements of Cash Flows - Thirteen

                             Weeks Ended March 29, 2002 and March 30, 2001                                                                    5

                          Notes to Consolidated Condensed Financial Statements                                                           6

Item 2               Management's Discussion and Analysis of Financial

                          Condition and Results of Operations                                                                                            9

Item 3               Quantitative and Qualitative Disclosure of Market Risk                                                             12

PART II           OTHER INFORMATION:

Item 1               Legal Proceedings                                                                                                                              13

Item 6               Exhibits and Reports on Form 8-K                                                                                                   13

                          SIGNATURES                                                                                                                                                               14

I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
	March 29, 2002	December 28, 2001
ASSETS (unaudited) (Note 1)
Current Assets:
Cash and cash equivalents	$ -	$ 354,000
Accounts receivable (less allowance for doubtful accounts of $177,000 and $160,000, respectively)	9,686,000	7,089,000
Inventories	19,283,000	19,639,000
Refundable income taxes	349,000	349,000
Prepayments and other	2,031,000	903,000
	31,349,000	28,334,000

Property and equipment:
Property and equipment, at cost	34,608,000	34,765,000
Less - accumulated depreciation	(16,039,000)	(15,496,000)
	18,569,000	19,269,000

Intangibles and other assets:
Installment contracts receivable (less allowance for credit
losses of $1,150,000 )	11,139,000	13,543,000
Goodwill	3,305,000	3,305,000
Investment in joint ventures	5,028,000	4,908,000
Other assets	3,115,000	3,192,000
	22,587,000	24,948,000
	$ 72,505,000	$ 72,551,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$ 10,188,000	$ 10,964,000
Accounts payable	3,483,000	1,369,000
Accrued liabilities	13,031,000	13,617,000
	26,702,000	25,950,000

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,133,865 issued and outstanding at March 29, 2002 and at December 28, 2001	1,000	1,000
Capital in excess of par	8,330,000	8,330,000
Retained earnings	37,472,000	38,270,000
	45,803,000	46,601,000
	$ 72,505,000	$ 72,551,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2002	March 30, 2001

Net revenues	$35,622,000	$37,501,000

Cost of sales	28,519,000	29,331,000

Gross profit	7,103,000	8,170,000

Operating Expenses:
Selling, general and administrative	7,647,000	9,047,000
Amortization of intangibles	13,000	76,000
	7,660,000	9,123,000

Operating loss	(557,000)	(953,000)

Interest expense	(325,000)	(669,000)
Interest income	84,000	160,000

Loss before income taxes	(798,000)	(1,462,000)

Income taxes	-	-

Net loss	$ (798,000)	$ (1,462,000)

Net loss per common share:
Basic and Diluted	$ (0.07)	$ (0.12)

Weighted average number of common shares:
Basic and Diluted	12,133,865	12,132,990

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Thirteen Weeks Ended
	March 29, 2002	March 30, 2001
Cash flows from operating activities:
Net loss	$ (798,000)	$ (1,462,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity (income) loss of joint ventures	(85,000)	(18,000)
Distribution from joint ventures	161,000	371,000
Depreciation of property and equipment	645,000	643,000
Amortization of intangibles	13,000	76,000
(Gain) loss on sale of property and equipment	11,000	(1,000)
Provision for doubtful accounts receivable	17,000	18,000
Origination of installment contracts	(1,270,000)	(217,000)
Provision for credit losses on installment contracts	-	150,000
Principal collected on originated installment contracts	3,674,000	711,000
Change in assets and liabilities:
Inventories	356,000	2,053,000
Accounts receivable	(2,614,000)	(6,650,000)
Refundable income taxes, prepayments and other	(1,128,000)	4,389,000
Other assets	64,000	1,009,000
Accounts payable	2,114,000	2,684,000
Accrued liabilities	(586,000)	1,350,000
Net cash provided by operating activities	574,000	5,106,000

Cash flows from investing activities:
Capital expenditures	(21,000)	(152,000)
Investments in joint ventures	(196,000)	-
Proceeds from sale of property and equipment	65,000	179,000
Net cash provided by (used in) investing activities	(152,000)	27,000

Cash flows from financing activities:
Net repayments on notes payable	(776,000)	(10,165,000)
Payment of debt issuance costs	-	(1,022,000)
Net cash used in financing activities	(776,000)	(11,187,000)

Net decrease in cash and cash equivalents	(354,000)	(6,054,000)

Cash and cash equivalents at the beginning of period	354,000	6,054,000

Cash and cash equivalents at the end of period	$ -	$ -

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 28, 2001, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of March 29, 2002, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 28, 2001.

2. INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

	March 29, 2002	December 28, 2001
	(Unaudited)

Raw materials	$ 4,695,000	$ 4,657,000
Work in progress	645,000	592,000
Finished goods	13,943,000	14,390,000
	$19,283,000	$19,639,000

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

Outstanding options to purchase 1,222,871 and 928,871 shares of common stock for the quarters ended March 29, 2002 and March 30, 2001, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

On December 29, 2001, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and requires that an impairment test be performed at least annually at the reporting unit level, using a two step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step compares the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Purchased intangibles with indefinite economic lives will no longer be amortized but reviewed for impairment annually. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 141, Accounting for the Impairment or disposal of Long-Lived Assets.

The impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the first quarter of 2001 would have been insignificant.

The Company has not yet completed its transitional impairment test, and thus, cannot determine the amount, if any, of goodwill impairment under the specific guidance of SFAS No. 142. However, any impairment charge resulting from the transitional impairment test would be recognized as a cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 4, 2003. The Company is currently assessing the impact of the adoption of SFAS 143.

5. REPURCHASE AGREEMENTS:

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution, which provides the dealer financing, customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $997,000 and $1,201,000 for the quarters ended March 29, 2002 and March 30, 2001, respectively. Losses on repurchases were $198,000 and $283,000 for the quarters ended March 29, 2002 and March 30, 2001, respectively. At March 29, 2002, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $40 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

6. LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings incidental to its business. The majority of these legal proceedings are claims related to warranty on manufactured homes, or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

7. SEGMENT AND RELATED INFORMATION:

The Company has four reportable segments: manufacturing, retail operations, component supply and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. The retail operations segment sells homes to retail customers, which have been produced by the Company's manufacturing segment and various other manufacturers. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers. The consumer financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. Wenco Finance has now restricted its loan origination activities and engaged 21st Mortgage to service its existing loan portfolio. Wenco 21, the Company's joint venture, continues to offer consumer financing for homes manufactured by the Company, as well as for other homes sold through its retail centers and independent dealers.

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

The following table presents information about segment profit or loss (dollars in thousands):

Thirteen Weeks Ended

	March 29, 2002	March 30, 2001

Net revenues:
Manufacturing	$29,097	$28,924
Retail operations	6,806	13,371
Component supply	5,403	5,216
Consumer financing	337	304
Other	87	1,439
Eliminations	(6,108)	(11,753)
Total net revenues	$35,622	$37,501

Gross profit:
Manufacturing	$ 4,723	$ 4,596
Retail operations	1,469	3,603
Component supply	510	474
Consumer financing	224	104
Other	(197)	670
Eliminations	374	(1,277)
Gross profit	$ 7,103	$ 8,170

Segment operating income (loss):
Manufacturing	$ 683	$ 626
Retail operations	(1,081)	(748)
Component supply Consumer financing	306 (131)	209 (54)
Other	424	64
Segment operating income	201	97
Income/expenses not allocated to segments:
Corporate expenses	(999)	(1,559)
Benefit (provision) for income taxes	-	-
Net loss	$ (798)	$ (1,462)

Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company which include a trucking business (closed in July 2001) and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

While the Company is still experiencing the negative economic factors influencing financial performance of the entire manufactured housing industry since approximately 1998, it has taken a number of steps that have been effective in implementing its plans to decrease costs and improve efficiency and quality. In 2000 and 2001, these steps included closing less efficient manufacturing facilities, consolidating divisions, and selling unprofitable retail centers, as well as improving efficiency in the remaining manufacturing plants, lowering labor costs and turnover, decreasing plant injuries, and lowering warranty expenses by improved quality.

During the first quarter of fiscal 2002, weak market conditions continued, with more restrictive retail financing conditions for consumers, and slow retail sales.

RESULTS OF OPERATIONS

Thirteen weeks ended March 29, 2002 as compared with thirteen weeks ended March 30, 2001.

Net Revenues

Total net revenues (gross revenues less volume discounts, returns, and allowances) for the quarter ended March 29, 2002 were $35.6 million, compared with $37.5 million for the comparable prior period, a decrease of 5.1%.

Net revenues from the wholesale sale of manufactured homes were $29.1 million (including intersegment revenues of $1.4 million) for the quarter ended March 29, 2002, as compared with $28.9 million (including intersegment revenues of $6.2 million) for the prior year period, an increase of 0.1%. The increase in revenues was due to an increase in the average wholesale price per home shipped. The average wholesale price per home in the quarter ended March 29, 2002 was $28,661, as compared with $26,511 in the prior year period, an increase of 8.1%.

Total homes shipped in the quarter ended March 29, 2002 was 957, down 7.3% from the number of homes shipped in the prior year period.

Net revenues from the retail sale of manufactured homes were $6.8 million for the quarter ended March 29, 2002, as compared with $13.4 million for the prior year period, a decrease of 49.3%. Total retail homes sold in the quarter ended March 29, 2002 was 1999, down 41.8% from the number of homes sold in the prior year period. The decline in retail revenue was primarily attributable to the closure of five retail centers in the last twelve months and increasing difficulty for buyers to qualify for manufactured homes financing. The average retail price per home sold in the quarter ended March 29, 2002 was $46,567, as compared with $46,423 in the prior year period.

Revenues from the retail finance subsidiary were $337,000 for the quarter ended March 29, 2002, as compared with $304,000 for the prior year period, an increase of 10.9%.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the quarter ended March 29, 2002 was $7.1 million, or 19.9% of net revenues, as compared with $8.2 million, or 21.8% of net revenues, in the prior year period. This decrease in the gross profit percentage was attributable primarily to higher material prices and higher labor costs, offset slightly by lower warranty expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $7.6 million or 21.5% of net revenues, for the quarter ended March 29, 2002, as compared with $9.0 million, or 24.1% of net revenues, for the same period of the prior year. The decrease in selling, general and administrative expenses was attributable primarily to decreased dealer interest payments, lower legal fees, lower sales commissions, and lower administrative salaries, offset slightly by higher insurance costs.

Interest Expense

Interest expense for the quarter ended March 29, 2002 was $325,000, as compared with $669,000 for the quarter ended March 29, 2002. The decrease in interest expense in the current quarter was a result of lower interest rates and lower loan balances on the credit facility.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Because the Company has operated at a loss in recent fiscal years, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record deferred income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income. Because of the valuation allowance, the Company does not expect to record a tax provision in 2002. Therefore, no income tax benefits were recorded for the quarters ended March 29, 2002 and March 30, 2001.

In March 2002, Congress passed an economic stimulus bill containing certain temporary business tax incentives. The tax provisions in the stimulus bill will extend the net operating loss ("NOL") carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, and allow use of NOL carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income (AMTI). These NOL carryback provisions will allow the Company to carry its 2001 loss back to 1996 and the years following. With this change, there is sufficient taxable income to offset all of the NOL generated in 2001.

In addition, net operating losses, if any, up to $19.7 million in 2002 could be carried back to prior years, which could produce a maximum federal income tax refund of approximately $6.8 million. Management cannot predict at this time whether any such refund will ultimately be claimed. Realization of such refund would depend, among other things, on whether the Company has a net operating loss in 2002. Although we do not currently expect to recognize an operating loss in 2002, other factors, including the pattern of temporary differences, or operating results for the full year, and the implementation of tax strategies, could impact whether we ultimately realize a tax benefit from a carry back refund.

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

During the quarter ended March 29, 2002, the Company's cash provided by operations was approximately $574,000. The increase in cash flows from operations was the result of $3.7 million in principal payments received on originated installment contracts, $2.1 million increase in accounts payable, $356,000 decrease in inventories and $161,000 of distributions received from joint ventures. This increase was partially offset by the origination of $1.3 million in installment contracts, $3.7 million increase in accounts receivable and prepayments and a $586,000 decrease in accrued liabilities.

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

At March 29, 2002, the Company's net working capital was $4.6 million, compared with $2.4 million at December 28, 2001. The increase in net working capital was primarily due to increased accounts receivables and decreased notes payable (paid with available cash), primarily offset by increased accounts payable. On March 9, 2001 the Company entered into a new three-year $40 million revolving credit facility with its current financial institution. The new facility is secured by substantially all of the Company's assets. The new credit facility replaced the Company's $28.5 million facility. The new credit line matures on March 8, 2004 and bears interest at the Prime Rate plus 1.0%. The Company has $10.2 million in outstanding borrowings under this line at March 29, 2002. The Company's ability to draw upon this line of credit is dependent upon meeting financial ratios and covenants.

The Company does not currently plan to make any material capital expenditures during the next twelve months.

Substantially all of the Company's independent dealers finance their purchases through "floor-plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution which provides the dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $997,000 and $1,201,000 for the quarters ended March 29, 2002 and March 30, 2001, respectively. Losses on repurchases were $198,000 and $283,000 for the quarters ended March 29, 2002 and March 30, 2001, respectively. At March 29, 2002, the Company's contingent repurchase liability under floor plan financing arrangements was approximately $40 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

Quantitative and Qualitative Disclosures of Market Risk.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.0% over prime. Accordingly, the Company is subject to market risk associated with changes in interest rates. At March 29, 2002, $10.2 million was outstanding under the credit agreement. As of March 30, 2001, the principal amount outstanding under the credit agreement was $17.9 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2002 would result in additional interest expense of approximately $102,000 per annum, which would reduce cash flow and pre-tax earnings dollar for dollar. With respect to accounts receivable, most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer's floor plan financing, such that funds ordinarily transfer to the Company from the dealer's floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those in any forward looking statements, including without limitation: general economic conditions; the cyclical and seasonal nature of housing markets; competitive pricing pressures at both the wholesale and retail levels; changes in market demand; the impact of cost reduction programs and other management initiatives; availability of financing for prospective purchasers of the Company's homes and availability of floor plan financing for dealers; performance of the loans held by the Company's finance subsidiary; availability and pricing of raw materials; concentration of the Company's business in certain regional markets; adverse weather conditions that reduce retail sales; the possibility of plant shutdowns from weather or other causes; availability of labor for the Company to meet operating requirements; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits are filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 29, 2002.

Following the close of the quarter, the Company filed a report on Form 8-K, dated April 16, 2002, stating that the Company had determined not to renew the engagement of Arthur Andersen LLP as the Company's independent public accountants, and had engaged Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending January 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN ENERGY HOMES, INC.

Date: May 10, 2002                                                                             By: /s/Wendell L. Batchelor

                                                                                                               Wendell L. Batchelor, Chairman

                                                                                                               and Chief Executive Officer

Date: May 10, 2002                                                                             By: /s/ Keith W. Brown

                                                                                                               Keith W. Brown, Executive Vice President,

                                                                                                                Chief Financial Officer, Treasurer and Secretary