Form 10-Q
period 2002-06-28
SOUTHERN ENERGY HOMES INC
filed 2002-08-12
CIK 896397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 0-21204

SOUTHERN ENERGY HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1083246

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

144 Corporate Way, P.O. Box 390, Addison, Alabama	35540

(Address of principal executive offices)	(Zip Code)

(256) 747-8589
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,133,865 shares of Common Stock, $.0001 par value, as of August 9, 2002

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

INDEX

		Page
PART I	FINANCIAL INFORMATION:

Item 1	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets, June 28, 2002 and December 28, 2001	3

	Consolidated Condensed Statements of Operations – Thirteen Weeks Ended June 28, 2002 and June 29, 2001 and Twenty-six Weeks Ended June 28, 2002 and June 29, 2001	4

	Consolidated Condensed Statements of Cash Flows – Twenty-six Weeks Ended June 28, 2002 and June 29, 2001	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure of Market Risk	14

PART II	OTHER INFORMATION:

Item 1	Legal Proceedings	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 6	Exhibits and Reports on Form 8-K	16

	SIGNATURES	17

I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 28,	December 28,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$172,000	$354,000
Accounts receivable (less allowance for doubtful accounts of $188,000 and $160,000, respectively)	11,132,000	7,089,000
Inventories	15,528,000	19,639,000
Refundable income taxes	349,000	349,000
Prepayments and other	916,000	903,000

	28,097,000	28,334,000
Property and equipment:
Property and equipment, at cost	33,233,000	34,765,000
Less – accumulated depreciation	(15,479,000)	(15,496,000)

	17,754,000	19,269,000
Intangibles and other assets:
Installment contracts receivable (less allowance for credit losses of $1,150,000 )	12,325,000	13,543,000
Goodwill	3,305,000	3,305,000
Investment in joint ventures	4,082,000	4,908,000
Other assets	3,032,000	3,192,000

	22,744,000	24,948,000

	$68,595,000	$72,551,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,343,000	$10,964,000
Accounts payable	2,360,000	1,369,000
Accrued liabilities	13,834,000	13,617,000

	22,537,000	25,950,000

Stockholders’ equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,133,865 issued and outstanding at June 28, 2002 and at December 28, 2001	1,000	1,000
Capital in excess of par	8,330,000	8,330,000
Retained earnings	37,727,000	38,270,000
	46,058,000	46,601,000
	$68,595,000	$72,551,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

		(Restated – see		(Restated – see
		note 2)		note 2)
Net revenues	$43,701,000	$40,033,000	$78,394,000	$74,567,000
Cost of sales	34,578,000	30,757,000	62,209,000	57,659,000

Gross profit	9,123,000	9,276,000	16,185,000	16,908,000
Operating expenses:
Selling, general and administrative	7,996,000	8,359,000	15,326,000	16,820,000
Amortization of intangibles	13,000	76,000	26,000	153,000

	8,009,000	8,435,000	15,352,000	16,973,000
Operating income (loss) from continuing operations	1,114,000	841,000	833,000	(65,000)
Interest expense	(270,000)	(501,000)	(595,000)	(1,170,000)
Interest income	41,000	56,000	125,000	215,000

Income (loss) from continuing operations before income taxes	885,000	396,000	363,000	(1,020,000)
Income taxes	—	—	—	—
Income (loss) from continuing operations	885,000	396,000	363,000	(1,020,000)
Loss from discontinued operations (Note 2)	(630,000)	(271,000)	(906,000)	(317,000)
Net income (loss)	$255,000	$125,000	$(543,000)	$(1,337,000)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.07	$0.03	$0.03	$(0.08)
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.03)

Net income (loss)	$0.02	$0.01	$(0.04)	$(0.11)

Weighted average number of common shares:
Basic	12,133,865	12,132,990	12,133,865	12,132,990
Diluted	12,413,911	12,343,542	12,437,129	12,229,682

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended

	June 28,	June 29,
	2002	2001

Cash flows from operating activities:
Net loss	$(543,000)	$(1,337,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity (income) loss of joint ventures	(230,000)	(70,000)
Distribution from joint ventures	185,000	371,000
Depreciation of property and equipment	1,245,000	1,214,000
Amortization of intangibles	26,000	152,000
Loss on sale of property and equipment	94,000	—
Amortization of debt issuance costs	134,000	121,000
Provision for doubtful accounts receivable	28,000	18,000
Origination of installment contracts	(2,170,000)	(1,187,000)
Provision for credit losses on installment contracts	—	150,000
Principal collected on originated installment contracts	3,388,000	1,330,000
Change in assets and liabilities:
Inventories	4,111,000	2,355,000
Accounts receivable	(4,071,000)	(6,679,000)
Refundable income taxes, prepayments and other	(13,000)	4,697,000
Other assets	—	1,019,000
Accounts payable	991,000	2,385,000
Accrued liabilities	217,000	1,573,000

Net cash provided by operating activities	3,392,000	6,112,000

Cash flows from investing activities:
Capital expenditures	(176,000)	(264,000)
Investments in joint ventures	(379,000)	(15,000)
Proceeds from sale of joint venture	1,250,000
Proceeds from sale of property and equipment	352,000	366,000

Net cash provided by investing activities	1,047,000	87,000

Cash flows from financing activities:
Net borrowings (repayments) on notes payable	(4,621,000)	(11,147,000)
Payment of debt issuance costs	—	(1,106,000)

Net cash used in financing activities	(4,621,000)	(12,253,000)

Net decrease in cash and cash equivalents	(182,000)	(6,054,000)

Cash and cash equivalents at the beginning of period	354,000	6,054,000

Cash and cash equivalents at the end of period	$172,000	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 28, 2001, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of March 29, 2002, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2001.

2. DISCONTINUED OPERATIONS:

In the second quarter of 2002, the Company decided to close three retail centers, which were part of the Retail Segment. These retail centers had been negatively affected by weak market conditions and restrictive retail financing conditions, principally as a result of the withdrawal of several lenders from the market. The decision to close the retail centers was based primarily on management’s evaluation of recent operating results.

Accordingly, as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of the closed retail centers, which were previously reported in the Retail Segment data, for 2002 and all prior periods presented herein have been classified in discontinued operations. The Company recognized a $630,000 loss on discontinued operations in the second quarter, which included provisions for exit costs related to ongoing rental commitments and write-down of related leasehold improvements of $286,000. As required by FASB 144, any further operating losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts. Historical operating results of the discontinued operations were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

(In Thousands)
Net sales	$543	$2,415	$1,473	$5,382
Net income (loss)	(630)	(271)	(906)	(317)

Total exit costs accruals at June 28, 2002 amounted to $90,000, which are expected to be paid by the end of 2002. There are no other significant assets or liabilities remaining on the balance sheet at June 28, 2002 related to the three retail centers, all of which ceased operations in the second quarter.

There are no material contingent liabilities, including environmental liabilities or litigation, related to the closed retail centers.

3. INVENTORIES:

Inventories are valued at first-in, first-out (“FIFO”) cost, which is not in excess of market. An analysis of inventories follows:

	June 28,	December 28,
	2002	2001

	(Unaudited)
Raw materials	$3,905,000	$4,657,000
Work in progress	642,000	592,000
Finished goods	10,981,000	14,390,000

	$15,528,000	$19,639,000

4. EARNINGS PER SHARE:

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the subject period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that will share in the earnings of the Company.

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Net income (loss)	$255,000	$125,000	$(543,000)	$(1,337,000)
Average shares outstanding:
Basic	12,133,865	12,132,990	12,133,865	12,132,990
Add: dilutive effect of options issued	280,046	210,552	303,264	96,692

Diluted	12,413,911	12,343,542	12,437,129	12,229,682
Net income (loss) per common share:
Basic	$0.02	$0.01	$(0.04)	$(0.11)
Diluted	$0.02	$0.01	$(0.04)	$(0.11)

Outstanding options to purchase 586,121 and 587,546 shares of common stock for the twenty-six weeks and thirteen weeks ended June 28, 2002 and June 29, 2001, respectively, were not included in the computation of diluted shares available to common shareholders, as they were antidilutive.

     5.     RECENT ACCOUNTING PRONOUNCEMENTS:

On December 29, 2001, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that an impairment test be performed at least annually at the reporting unit level, using a two step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step compares the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Purchased intangibles with indefinite economic lives will no longer be amortized but reviewed for impairment annually. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets”.

The impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the first quarter of 2001 would have been insignificant.

The Company has completed its transitional impairment test of goodwill under the specific guidance of SFAS No. 142 and has concluded that goodwill is not impaired

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 4, 2003. The Company is currently assessing the impact of the adoption of SFAS 143.

6. REPURCHASE AGREEMENTS:

Substantially all of the Company’s independent dealers finance their purchases through “floor-plan” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution, which provides the dealer financing, customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company’s original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $344,000 and $1,572,000 for the quarters ended June 28, 2002 and June 29, 2001, respectively. Losses on repurchases were $194,000 and $224,000 for the quarters ended June 28, 2002 and June 29, 2001, respectively. At June 28, 2002, the Company’s contingent repurchase liability under floor plan financing arrangements was approximately $35 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

7. LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings incidental to its business. The majority of these legal proceedings are claims related to warranty on manufactured homes, or employment issues such as workers’ compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

8. SEGMENT AND RELATED INFORMATION:

The Company has four reportable segments: manufacturing, retail operations, component supply and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. The retail operations segment sells homes to retail customers, which have been produced by the Company’s manufacturing segment and various other manufacturers. The component supply segment sells various supply products to the Company’s manufacturing segment and to third party customers. The consumer financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. Wenco Finance has now restricted its loan origination activities and engaged 21st Mortgage to service its existing loan portfolio. Wenco 21, the Company’s joint venture, continues to offer consumer financing for homes manufactured by the Company, as well as for other homes sold through its retail centers and independent dealers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit, and segment operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. The Company does not allocate income taxes to its segments. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.

     The following table presents information about segment profit or loss (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000
Revenues:
Manufacturing	$39,118	$36,547	$68,215	$65,471
Retail operations	6,056	10,254	12,862	23,625
Component supply	6,758	6,628	12,161	11,844
Consumer financing	182	281	519	585
Other	51	1,321	138	2,760
Discontinued operations	(543)	(2,415)	(1,473)	(5,382)
Eliminations	(7,921)	(12,583)	(14,028)	(24,336)

Total revenues	$43,701	$40,033	$78,394	$74,567

Gross profit:
Manufacturing	$6,982	$6,954	$11,705	$11,550
Retail operations	1,456	3,066	2,925	6,669
Component supply	571	622	1,081	1,096
Consumer financing	81	120	305	224
Other	(166)	764	(363)	1,434
Discontinued operations	61	(277)	21	(816)
Eliminations	138	(1,973)	511	(3,249)

Gross profit	$9,123	$9,276	$16,185	$16,908

Segment operating income (loss):
Manufacturing	$2,157	$2,405	$2,840	$3,031
Retail operations	(679)	(877)	(1,484)	(1,579)
Component supply	427	367	733	576
Consumer financing	(199)	117	(330)	63
Other	145	(250)	569	(186)

Segment operating income (loss)	1,851	1,762	2,328	1,905
Income/expenses not allocated to segments:
Corporate	(966)	(1,366)	(1,965)	(2,925)

Income (loss) from continuing operations	$885	$396	$363	$(1,020)

Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company which include a trucking business (closed in July 2001) and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

During the second quarter of fiscal 2002, weak market conditions continued, with more restrictive retail financing conditions for consumers, and slow retail sales.

DISCONTINUED OPERATIONS

During the second quarter of 2002, the Company decided to close three retail centers. The decision was based primarily on losses incurred at these centers over the previous several months. In connection with the decision to close these retail centers, the Company recognized a loss on discontinued operations of $630,000 during the second quarter ($0.05 per share) consisting of operating losses during the quarter, exit costs associated with rental commitments, and write-down of leasehold improvements. The Company has classified the historical operating results of the three retail centers as discontinued operations in the accompanying statements of operations for all periods presented. Accordingly, the comparative interim statements of operations for the thirteen and twenty-six week periods ended June 29, 2001 differ from the amounts previously reported in Forms 10-Q filed in 2001.

RESULTS OF OPERATIONS

Twenty-six weeks and thirteen weeks ended June 28, 2002 as compared with twenty-six weeks and thirteen weeks ended June 29, 2001.

Net Revenues

Total net revenues (consisting of gross sales less volume discounts, returns and allowances) for the twenty-six weeks ended June 28, 2002 were $78.4 million, as compared with $74.6 million in the prior year period. For the thirteen weeks ended June 28, 2002, total net revenues were $43.7 million, as compared with $40.0 million for the comparable period a year ago.

Net revenues from wholesale sales of manufactured homes were $68.2 million (including intersegment revenues of $3.4 million) for the twenty-six weeks ended June 28, 2002, as compared with $65.5 million (including intersegment revenues of $11.9 million) for the prior year period, an increase of 4.1%. The increase in sales to dealers was primarily attributable to increased sales prices due to increased material prices. Total homes shipped for the twenty-six weeks ended June 28, 2002 was 2,190, down slightly from the 2,193 homes shipped in the prior year period. The average wholesale price per home for the twenty-six weeks ended June 28, 2002 was $29,376, as compared with $28,068 in the prior year period, an increase of 4.7%. For the thirteen weeks ended June 28, 2002, net revenues from the wholesale sale of manufactured homes were $39.1 million (including intersegment revenues of $1.9 million), as compared with $36.5 million (including intersegment revenues of $5.7 million) for the prior year period, an increase of 7.1%. The increase in sales to dealers during the thirteen-week period was also primarily attributable to increased sales prices due to increased material prices and fewer repurchases in the second quarter of 2002 compared to the second quarter of 2001. Total homes shipped for the thirteen weeks ended June 28, 2002 was 1,233, up 6.2% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended June 28, 2002 was $29,931, as compared with $29,452 in the prior year period, an increase of 1.6%.

Net revenues from retail sales of manufactured homes were $12.9 million for the twenty-six weeks ended June 28, 2002, as compared with $23.6 million for the prior year period, a decrease of 45.3%. Total retail homes sold for the twenty-six weeks ended June 28, 2002 was 344, down 44.5% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the fact that the Company operated seven fewer retail centers during the twenty-six weeks ended June 28, 2002 compared to the retail centers that were open during all or part of the same period in the prior year. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the twenty-six weeks ended June 28, 2002 was $48,301, as compared with $45,619 in the prior year period, an increase of 5.8%. For the thirteen weeks ended June 28, 2002, net revenues from the retail sale of manufactured homes were $6.1 million, as compared with $10.3 million for the prior year period, a decrease of 40.8%. Total retail homes sold for the thirteen weeks ended June 28, 2002 was 145, down 47.8% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the Company’s operation of seven fewer retail centers during the quarter ended June 28, 2002 compared to the prior year period. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the thirteen weeks ended June 28, 2002 was $50,413, as compared with $44,423 in the prior year period, an increase of 13.5%.

Net revenues from the component supply segment were $12.2 million (including intersegment revenues of $10.8 million) for the twenty-six weeks ended June 28, 2002, as compared with $11.8 million (including intersegment revenues of $10.2 million) for the prior year period, an increase of 3.4%. The increase in supply sales was primarily attributable to the increase in intersegment sales to the manufacturing segment. For the thirteen weeks ended June 28, 2002, net revenues from the component supply segment were $6.8 million (including intersegment revenues of $6.1 million), as compared with $6.6 million (including intersegment revenues of $5.7 million) for the prior year period, an increase of 3.0%. The increase in supply sales was primarily attributable to the increase in intersegment sales to the manufacturing segment.

Revenues from the retail finance subsidiary were $519,000 and $182,000, respectively, for the twenty-six weeks and thirteen weeks ended June 28, 2002, as compared with revenues of $585,000 and $281,000 for the comparable prior year periods.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the twenty-six weeks ended June 28, 2002 was $16.2 million, or 20.6% of net revenues, as compared with $16.9 million, or 22.7% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to higher material prices, and labor costs, offset slightly by lower warranty expenses. For the thirteen weeks ended June 28, 2002, gross profit was $9.1 million, or 20.9% of net revenues, as compared with $9.3 million, or 23.2% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to higher material and labor costs, offset slightly by lower warranty expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $15.3 million, or 19.6% of net revenues, during the twenty-six weeks ended June 28, 2002, as compared with $16.8 million, or 22.6% of net revenues, for the same period of the prior year. For the thirteen weeks ended June 28, 2002, selling, general and administrative expenses were $8.0 million, or 18.3% of net revenues, as compared with $8.4 million, or 20.9% of net revenues, for the same period of the prior year. The decline in selling, general and administrative expenses as a percentage of sales was attributable primarily to lower dealer interest payments, lower freight expenses due to lower fuel prices, lower legal expenses and lower administrative salaries, offset slightly by higher insurance costs.

Interest Expense

Interest expense for the twenty-six weeks ended June 28, 2002 was $595,000, as compared with $1.2 million in the prior year period. For the thirteen weeks ended June 28, 2002, interest expense was $270,000, as compared with $501,000 in the prior year period. The decrease in interest expense in the current quarter was a result of lower interest rates and lower borrowings on the credit line.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Because the Company has operated at a loss in recent fiscal years, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record deferred income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income. Because of the valuation allowance, the Company does not expect to record a tax provision in 2002. Therefore, no income tax benefits were recorded for the quarters ended June 28, 2002 and June 29, 2001.

In March 2002, Congress passed an economic stimulus bill containing certain temporary business tax incentives. The tax provisions in the stimulus bill will extend the net operating loss (“NOL”) carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, and allow use of NOL carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income (AMTI). These NOL carryback provisions will allow the Company to carry its 2001 loss back to 1996 and the years following. With this change, there is sufficient taxable income to offset all of the NOL generated in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

During the twenty-six weeks ended June 28, 2002, cash provided by operations was approximately $3.4 million, a decrease of $2.7 million, as compared to the prior year period.

In the comparable 2001 period, the Company received $4.7 million in tax refunds. Excluding the impact of tax refunds, cash flow from operations were up $2 million versus the prior year, principally related to the decrease in net loss and accelerated collections on installment loans. In addition, during the twenty-six weeks ended June 28, 2002, the normal seasonal build-up in accounts receivable was less than in the same period of 2001 as a result of the retail revenue recognition policy change in the fourth quarter of 2001. The overall improvement in operating cash flows in 2002 also reflected favorable inventory reduction which declined $4.1 million versus $2.4 million in 2001 as a result of managements focus on increasing inventory turns and fewer retail locations.

Cash flows provided by investing activities were $1 million in the twenty-six weeks ended June 28, 2002 versus $87,000 in the comparable 2001 period. During the second quarter of 2002, the Company sold its equity interest in Ridge Pointe Manufacturing, L.L.C.

The Company used cash flows from operations and proceeds from the sale of the equity interest in Ridge Pointe Manufacturing, L.L.C. to reduce outstanding credit. In the comparable period in 2001, the Company reduced its overall borrowings by $11.1 million and incurred $1.1 million in debt issuance costs related to the establishment of the bank line.

At June 28, 2002, outstanding borrowings under the $40 million secured bank line were $6.3 million and availability on the line, which is dependent upon meeting certain financial ratios and covenants, was $17.5 million. The line of credit matures on March 8, 2004. Management believes that operating cash flows, together with borrowing capacity under the line, will provide the Company with adequate liquidity and capital resources through the remaining term of the bank line.

At June 28, 2002, the Company had cash of $172,000, compared to $354,000 at December 28, 2001. At June 28, 2002, the Company’s net working capital was $5.6 million, an increase of $3.2 million compared to $2.4 million at December 28, 2001. The increase in net working capital was primarily due to operating cash flows and the sale of the Company’s equity interest in Ridge Pointe Manufacturing, L.L.C., the proceeds from which were used to repay short-term borrowings.

There are no material commitments for capital expenditures for the remainder of fiscal 2002 and the Company does not currently plan to make any material capital expenditures during the next twelve months.

Substantially all of the Company’s independent dealers finance their purchases through “floor-plan” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution, which provides the dealer financing, customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company’s original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $344,000 and $1,573,000 for the quarters ended June 28, 2002 and June 29, 2001, respectively. Losses on repurchases were $194,000 and $224,000 for the quarters ended June 28, 2002 and June 29, 2001, respectively. At June 28, 2002, the Company’s contingent repurchase liability under floor plan financing arrangements was approximately $35 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.

Item 3.

The following discussion about the Company’s interest rate risk includes “forward looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

Quantitative and Qualitative Disclosures of Market Risk.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Regulation defines “other financial instruments” to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company’s principal credit agreement bears a floating interest rate of 1.0% over prime. Accordingly, the Company is subject to market risk associated with changes in interest rates. At June 28, 2002, $6.2 million was outstanding under the credit agreement. As of June 29, 2001, the principal amount outstanding under the credit agreement was $15.8 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2002 would result in additional interest expense of approximately $62,000 per annum, which would reduce cash flow and pre-tax earnings dollar for dollar. With respect to accounts receivable, most of the Company’s sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer’s floor plan financing, such that funds ordinarily transfer to the Company from the dealer’s floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements relating to the adequacy of the Company’s resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those in any forward looking statements, including without limitation: general economic conditions; the cyclical and seasonal nature of housing markets; competitive pricing pressures at both the wholesale and retail levels; changes in market demand; recent management changes; the impact of cost reduction programs and other management initiatives; availability of financing for prospective purchasers of the Company’s homes and availability of floor plan financing for dealers; performance of the loans held by the Company’s finance subsidiary; availability and pricing of raw materials; concentration of the Company’s business in certain regional markets; adverse weather conditions that reduce retail sales; the possibility of plant shutdowns from weather or other causes; availability of labor for the Company to meet operating requirements; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company’s business; the Company’s contingent repurchase liabilities with respect to dealer financing; the Company’s reliance on independent dealers; and other risks indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The majority of these legal proceedings are claims related to warranty on manufactured homes, or employment issues such as worker’s compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s regular Annual Meeting of Stockholders was held on May 21, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.

(b)	There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement, and all of such nominees were elected.

(c)	At the Annual Meeting three proposals were considered and voted upon: the election of directors, a proposal to amend the certificate of incorporation so that the Corporation would be subject to the Delaware anti-takeover statue concerning business combinations with interested stockholders, and a proposal to approve the 2002 incentive award plan. The numbers of votes cast on each matter are as follows:

Election of Directors:

				Broker
	For	Against	Withheld	Non-Votes

Wendell L. Batchelor	10,627,714	0	838,870	0
Keith W. Brown	10,637,914	0	828,670	0
Louis C. Henderson, Jr.	10,631,964	0	834,620	0
Keith O. Holdbrooks	10,625,014	0	841,570	0
Clinton O. Holdbrooks	10,636,464	0	830,120	0
Johnny R. Long	10,640,464	0	826,120	0
A.C. (Del) Marsh	10,636,464	0	830,120	0
James A. Taylor	10,636,364	0	830,220	0

Proposal to amend the certificate of incorporation so that the Corporation will be subject to the Delaware anti-takeover statue concerning business combinations with interested stockholders	For	Against	Abstain	Broker Non-Votes

	5,300,702	3,080,775	16,731	3,068,376

Proposal to approve the 2002 incentive award plan	For	Against	Abstain	Broker Non-Votes

	6,739,269	1,607,858	51,081	3,068,376

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits including items incorporated by reference are filed as a part of this report.

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Registration Statement on Form S-3, Registration No. 333-32933)

3.2	By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)

     (b)  Reports on Form 8-K

     During the quarter covered by this report, the Company filed a report on Form 8-K, dated April 16, 2002, stating that the Company had determined not to renew the engagement of Arthur Andersen LLP as the Company’s independent public accountants, and had engaged Ernst & Young LLP to serve as the Company’s independent public accountants for the fiscal year ending January 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN ENERGY HOMES, INC.

Date: August 12, 2002	By: /s/ Keith O. Holdbrooks Keith O. Holdbrooks, Chief Executive Officer

Date: August 12, 2002	By: /s/ James A. Hasty James A. Hasty, Chief Accounting Officer