Form 10-Q
period 2002-09-27
SOUTHERN ENERGY HOMES INC
filed 2002-11-12
CIK 896397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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

12,133,865 shares of Common Stock, $.0001 par value, as of November 8, 2002

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES

I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 27,	December 28,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$354,000
Accounts receivable (less allowance for doubtful accounts of $343,000 and $160,000, respectively)	9,473,000	7,089,000
Inventories	12,282,000	19,639,000
Refundable and deferred income taxes	2,099,000	349,000
Prepayments and other	526,000	903,000

	24,380,000	28,334,000

Property and equipment:
Property and equipment, at cost	32,082,000	34,765,000
Less — accumulated depreciation	(15,771,000)	(15,496,000)

	16,311,000	19,269,000

Intangibles and other assets:
Installment contracts receivable (less allowance for credit losses of $1,150,000 )	11,890,000	13,543,000
Goodwill	3,305,000	3,305,000
Investment in joint ventures	4,160,000	4,908,000
Other assets	2,939,000	3,192,000

	22,294,000	24,948,000

	$62,985,000	$72,551,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$4,215,000	$10,964,000
Accounts payable	1,963,000	1,369,000
Accrued liabilities	13,616,000	13,617,000

	19,794,000	25,950,000

Stockholders’ equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,133,865 issued and outstanding at September 27, 2002 and at December 28, 2001	1,000	1,000
Capital in excess of par	8,330,000	8,330,000
Retained earnings	34,860,000	38,270,000

	43,191,000	46,601,000

	$62,985,000	$72,551,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

	(Restated – see note 2)		(Restated – see note 2)
Net revenues	$35,026,000	$34,067,000	$106,739,000	$96,785,000
Cost of sales	27,311,000	25,505,000	83,823,000	73,410,000

Gross profit	7,715,000	8,562,000	22,916,000	23,375,000
Operating expenses:
Selling, general and administrative	7,129,000	7,543,000	20,785,000	21,882,000
Amortization of intangibles	13,000	76,000	40,000	229,000

	7,142,000	7,619,000	20,825,000	22,111,000
Operating income	573,000	943,000	2,091,000	1,264,000
Interest expense	(206,000)	(440,000)	(801,000)	(1,611,000)
Interest income	52,000	48,000	177,000	264,000

Income (loss) from continuing operations before income taxes	419,000	551,000	1,467,000	(83,000)
Income taxes	—	—	—	—

Income (loss) from continuing operations	419,000	551,000	1,467,000	(83,000)
Loss from discontinued operations, net of tax benefit of $1.8 million for the thirteen and thirty- nine weeks ended September 27, 2002 (note 2)	(3,286,000)	(822,000)	(4,877,000)	(1,524,000)

Net loss	$(2,867,000)	$(271,000)	$(3,410,000)	$(1,607,000)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.03	$0.05	$0.12	$(0.01)
Loss from discontinued operations	(0.27)	(0.07)	(0.40)	(0.12)

Net income (loss)	$(0.24)	$(0.02)	$(0.28)	$(0.13)

Weighted average number of common shares:
Basic	12,133,865	12,133,350	12,133,865	12,133,109
Diluted	12,301,516	12,458,800	12,386,841	12,133,109

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended

	September 27,	September 28,
	2002	2001

Cash flows from operating activities:
Income (loss) from continuing operations	$1,467,000	$(83,000)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Equity income of joint ventures	(308,000)	(265,000)
Depreciation of property and equipment	1,699,000	1,703,000
Amortization of intangibles	40,000	211,000
Loss on sale of property and equipment	122,000	13,000
Amortization of debt issuance costs	213,000	214,000
Provision for doubtful accounts receivable	172,000	148,000
Origination of installment contracts	(2,823,000)	(3,434,000)
Provision for credit losses on installment contracts	—	150,000
Principal collected on originated installment contracts	4,476,000	3,609,000
Change in assets and liabilities:
Inventories	931,000	3,450,000
Accounts receivable	(5,343,000)	(3,665,000)
Refundable income taxes, prepayments and other	383,000	4,721,000
Accounts payable	3,741,000	(6,531,000)
Accrued liabilities	304,000	6,228,000

Net cash provided by operating activities	5,074,000	6,469,000

Cash flows from investing activities:
Capital expenditures	(385,000)	(661,000)
Investments in joint ventures	(379,000)	(146,000)
Proceeds from sale of joint venture	1,250,000	—
Distribution from joint ventures	185,000	371,000
Proceeds from sale of property and equipment	630,000	342,000

Net cash provided by (used in) investing activities	1,301,000	(94,000)

Cash flows from financing activities:
Net repayments on notes payable	(6,749,000)	(11,750,000)
Refund of deposit	—	1,000,000
Proceeds from exercise of stock option	—	1,000
Payment of debt issuance costs	—	(1,106,000)

Net cash used in financing activities	(6,749,000)	(11,855,000)

Net cash and cash equivalents used in continuing operations	(374,000)	(5,480,000)

Net cash and cash equivalents provided by (used in) discontinued operations	20,000	(574,000)

Net decrease in cash and cash equivalents	(354,000)	(6,054,000)

Cash and cash equivalents at the beginning of period	354,000	6,054,000

Cash and cash equivalents at the end of period	$—	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of December 28, 2001, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements as of September 27, 2002, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2001.

2.     DISCONTINUED OPERATIONS:

In addition to the four retail centers closed earlier in 2002, the Company decided during the third quarter to close seven other retail centers that were part of the Retail Segment. These retail centers had been negatively affected by weak market conditions and restrictive retail financing conditions, principally as a result of the withdrawal of several lenders from the market. The decision to close the retail centers was based primarily on management’s evaluation of recent operating results. These centers are expected to be sold or closed by December.

Accordingly, as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), the operating results of the closed retail centers, which were previously reported in the Retail Segment, for 2002 and all prior periods presented herein have been classified in discontinued operations. The Company recognized a $5.1 million loss ($3.3 million net of tax benefit) on discontinued operations in the third quarter, which included $.5 million of operating losses during the quarter (including $0.1 million for interest allocated to these retail centers based on average monthly inventory balances), $3.2 million to write-down the carrying value of unsold homes in current retail inventory and $1.4 million for leasehold, severance, termination of leases and equipment-related costs. For the thirty-nine week period ended September 27, 2002, the Company recognized a $6.7 million loss on discontinued operations ($4.9 million net of tax benefit). As required by FASB 144, any further operating losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts. Historical operating results of the discontinued operations were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

(In thousands)
Net sales	$3,523	$7,101	$11,677	$24,332
Net loss	(3,286)	(822)	(4,877)	(1,524)

Assets and liabilities of the discontinued operations have been reflected in the consolidated condensed balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal cost where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net assets of the discontinued operations are as follows:

	September 27, 2002	December 28, 2001

(In thousands)
Cash and cash equivalents	$—	$—
Accounts receivable	757	3,544
Inventories	2,896	9,322
Property and equipment	1,360	2,252
Other assets	54	34
Current liabilities	(512)	(817)

Net assets of discontinued operations	$4,555	$14,335

Total severance and exit costs accruals at September 27, 2002 amounted to $487,000.

There are no material contingent liabilities, including environmental liabilities or litigation, related to the closed retail centers.

3.     INVENTORIES:

Inventories are valued at first-in, first-out (“FIFO”) cost, which is not in excess of market. An analysis of inventories follows:

	September 27,	December 28,
	2002	2001

	(Unaudited)
Raw materials	$3,747,000	$4,657,000
Work in progress	648,000	592,000
Finished goods	7,887,000	14,390,000

	$12,282,000	$19,639,000

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

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Income (loss) from continuing operations	$419,000	$551,000	$1,467,000	$(83,000)
Loss from discontinued operations, net of tax	(3,286,000)	(822,000)	(4,877,000)	(1,524,000)

Net loss	$(2,867,000)	$(271,000)	$(3,410,000)	$(1,607,000)

Average shares outstanding:
Basic	12,133,865	12,133,350	12,133,865	12,133,109
Add: dilutive effect of options issued	167,651	325,450	252,976	—

Diluted	12,301,516	12,458,800	12,386,841	12,133,109

Earnings per share — basic and diluted:
Income (loss) from continuing operations	$0.03	$0.05	$0.12	$(0.01)
Loss from discontinued operations, net of tax	(0.27)	(0.07)	(0.40)	(0.12)

Net loss	$(0.24)	$(0.02)	$(0.28)	$(0.13)

Net incremental shares issuable on the exercise of employee stock options calculated using the treasury stock method amounted to 193,375 shares for the thirty-nine weeks ended September 28, 2001. Such incremental shares were not included in the computation of diluted shares available to common shareholders, as the effect of these shares was antidilutive.

5.     RECENT ACCOUNTING PRONOUNCEMENTS:

On December 29, 2001, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and requires that an impairment test be performed at least annually at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step compares the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Purchased intangibles with indefinite economic lives will no longer be amortized but reviewed for impairment annually. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect during 2001 would have been insignificant.

The Company has completed its transitional impairment test of goodwill under the specific guidance of SFAS No. 142 and has concluded that goodwill is not impaired

6.     REPURCHASE AGREEMENTS:

Substantially all of the Company’s independent dealers finance their purchases through “floor-plan” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution, which provides the dealer financing, customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company’s original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $383,000 and $1,319,000 for the quarters ended

September 27, 2002 and September 28, 2001, respectively. Losses on repurchases were $91,000 and $351,000 for the quarters ended September 27, 2002 and September 28, 2001, respectively. At September 27, 2002, the Company’s contingent repurchase liability under floor plan financing arrangements was approximately $34 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have not been material, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

8.     SEGMENT AND RELATED INFORMATION:

The Company has four reportable segments: manufacturing, retail operations, component supply and consumer financing. The manufacturing segment produces manufactured homes for sale to independent and, to a lesser extent, company-owned retail centers. The retail operations segment sells homes to retail customers, which have been produced by the Company’s manufacturing segment and various other manufacturers. The component supply segment sells various supply products to the Company’s manufacturing segment and to third party customers. The consumer-financing segment originated and serviced consumer loans primarily for homes manufactured by the Company through February 1997. Wenco Finance has now restricted its loan origination activities and engaged 21st Mortgage to service its existing loan portfolio. Wenco 21, the Company’s joint venture, continues to offer consumer financing for homes manufactured by the Company, as well as for other homes sold through its retail centers and independent dealers.

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

     The following table presents information about segment profit or loss (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Revenues:
Manufacturing	$33,949	$34,089	$102,165	$99,559
Retail operations	2,030	2,954	6,738	9,348
Component supply	6,664	6,169	18,826	18,013
Consumer financing	290	285	808	870
Other	69	596	207	3,356
Eliminations for intersegment revenues:
Manufacturing	(2,335)	(4,962)	(6,251)	(16,813)
Component supply	(5,794)	(5,407)	(16,655)	(15,659)
Other	153	343	901	(1,889)

Total revenues	$35,026	$34,067	$106,739	$96,785

Gross profit:
Manufacturing	$6,141	$5,035	$17,847	$16,585
Retail operations	930	1,869	2,890	5,627
Component supply	584	476	1,666	1,572
Consumer financing	98	141	402	365
Other	(103)	938	(467)	2,372
Eliminations	65	103	578	(3,146)

Gross profit	$7,715	$8,562	$22,916	$23,375

Segment operating income (loss):
Manufacturing	$1,540	$709	$4,380	$3,740
Retail operations	(489)	(766)	(1,287)	(1,959)
Component supply	352	261	1,085	837
Consumer financing	(222)	(147)	(552)	(84)
Other	82	240	650	53

Segment operating income	1,263	297	4,276	2,587

Income/expenses not allocated to segments:
Corporate	(844)	254	(2,809)	(2,670)

Income (loss) from continuing operations	$419	$551	$1,467	$(83)

Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company, which include a trucking business (closed in July 2001) and insurance business. These segments have never met the quantitative thresholds for determining reportable segments.

The financial information for the periods ended September 28, 2001 concerning reportable segments has been restated to reflect the reclassification of the retail center closings as discontinued operations (Note 2).

A summary of segment assets at September 27, 2002 and December 28, 2001 is as follows:

	September 27,	December 28,
	2002	2001

Segment Assets:
Manufacturing	$20,751,000	$19,252,000
Retail Operations	9,662,000	22,603,000
Component Supply	3,516,000	3,601,000
Consumer Financing	13,833,000	12,495,000
Corporate	17,396,000	17,654,000
Other Operating Segments	21,000	48,000
Eliminations	(2,194,000)	(3,102,000)

Consolidated	$62,985,000	$72,551,000

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

While the Company is still experiencing the negative economic factors influencing financial performance of the entire manufactured housing industry since approximately 1998, it has taken a number of steps that have been effective in implementing its plans to decrease costs and improve efficiency and quality. In 2000 and 2001, these steps included closing less efficient manufacturing facilities, consolidating divisions, and disposing of unprofitable retail centers, as well as improving efficiency in the remaining manufacturing plants, lowering labor costs and turnover, decreasing plant injuries, and lowering warranty expenses by improved quality.

     During the third quarter of fiscal 2002, weak market conditions continued, with more restrictive retail financing conditions for consumers, and slow retail sales. On October 1, 2002, the Company announced its decision to close the majority of its ten remaining retail centers, in order to improve profitability by focusing resources on its manufacturing segment. The Company sells the majority of the homes it produces through its network of independent home dealers in 22 states. The Company also broke ground in September on a new supply distribution facility that is intended to enhance supply distribution by affording the Company the opportunity to take advantage of bulk purchasing opportunities and manufacturing efficiencies.

DISCONTINUED OPERATIONS

In addition to the three retail centers closed earlier in 2002, the Company made the decision in the third quarter to close seven of its ten remaining retail centers. The centers are expected to be sold or closed by early December. The decision was based primarily on losses incurred at these centers over the previous several months. In connection with the decision to close these retail centers, the Company recognized a loss on discontinued operations in the third quarter of $3.3 million (net of a tax benefit of $1.8 million) or $0.27 per share consisting of operating losses during the quarter (including allocated interest expense), a write-down of the carrying value of unsold homes in current retail inventory, severance, exit costs associated with rental commitments, and write-down of equipment and leasehold improvements. The Company has classified the historical operating results of the retail centers as discontinued operations in the accompanying statements of operations for all periods presented. Accordingly, the comparative interim statements of operations for the thirteen and thirty-nine week periods ended September 28, 2001 differ from the amounts previously reported in Forms 10-Q filed in 2001.

RESULTS OF OPERATIONS

Results of operations for the thirty-nine weeks and thirteen weeks ended September 27, 2002 and September 28, 2001 are not necessarily indicative of the results that may be expected for the entire year, in part, to the cyclical and seasonal nature of the Company’s business. Typically, sales are higher in the second and third quarters than in the remainder of the year.

Thirty-nine weeks and thirteen weeks ended September 27, 2002 as compared with thirty-nine weeks and thirteen weeks ended September 28, 2001.

Net Revenues

Total net revenues (consisting of gross sales less volume discounts, returns and allowances) for the thirty-nine weeks ended September 27, 2002 were $106.7 million, as compared with $96.8 million in the prior year period. For the thirteen weeks ended September 27, 2002, total net revenues were $35.0 million, as compared with $34.1 million for the comparable period a year ago.

Net revenues from wholesale sales of manufactured homes were $102.2 million (including intersegment revenues of $5.7 million) for the thirty-nine weeks ended September 27, 2002, as compared with $99.6 million (including intersegment revenues of $16.9 million) for the prior year period, an increase of 2.6%. The increase in sales to dealers was primarily attributable to increased sales prices due to increased material prices. Total homes shipped for the thirty-nine weeks ended September 27, 2002 was 3,272, down slightly from the 3,336 homes shipped in the prior year period. The average wholesale price per home for the thirty-nine weeks ended September 27, 2002 was $29,432, as compared with $28,208 in the prior year period, an increase of 4.3%. For the thirteen weeks ended September 27, 2002, net revenues from the wholesale sale of manufactured homes were $33.9 million (including intersegment revenues of $2.3 million), as compared with $34.1 million (including intersegment revenues of $5.0 million) for the prior year period, a slight decrease. Total homes shipped for the thirteen weeks ended September 27, 2002 was 1,082, down 5.3% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended September 27, 2002 was $29,545, as compared with $28,113 in the prior year period, an increase of 5.1%.

Net revenues from retail sales of manufactured homes from continuing operations were $6.7 million for the thirty-nine weeks ended September 27, 2002, as compared with $9.3 million for the prior year period, a decrease of 28.0%. Total retail homes sold for the thirty-nine weeks ended September 27, 2002 was 167, down 37.5% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the difficulty for retail customers to obtain financing. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the thirty-nine weeks ended September 27, 2002 was $51,642, as compared with $46,402 in the prior year period, an increase of 11.3%. For the thirteen weeks ended September 27, 2002, net revenues from the retail sale of manufactured homes were $2.0 million, as compared with $3.0 million for the prior year period, a decrease of 31.3%. Total retail homes sold for the thirteen weeks ended September 27, 2002 was 52, down 39.5% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition and the difficulty for retail customers to obtain financing. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per home sold during the thirteen weeks ended September 27, 2002 was $51,121, as compared with $43,525 in the prior year period, an increase of 17.5%. The increase in sales price was due to more homes sold with more square footage, more customized features and more options and an increase in land home sales, which carry higher sales prices because of added land improvement features.

Net revenues from the component supply segment were $18.8 million (including intersegment revenues of $16.6 million) for the thirty-nine weeks ended September 27, 2002, as compared with $18.0 million (including intersegment revenues of $15.7 million) for the prior year period, an increase of 4.5%. The increase in supply sales was primarily attributable to the increase in intersegment sales to the manufacturing segment. For the thirteen weeks ended September 27, 2002, net revenues from the component supply segment were $6.7 million (including intersegment revenues of $5.8 million), as compared with $6.2 million (including intersegment revenues of $5.0 million) for the prior year period, an increase of 8.0%. The increase in supply sales was primarily attributable to the increase in intersegment sales to the manufacturing segment.

Revenues from the retail finance subsidiary were $808,000 and $290,000, respectively, for the thirty-nine weeks and thirteen weeks ended September 27, 2002, as compared with revenues of $870,000 and $285,000 for the comparable prior year periods.

Following are basic operating facts for the thirteen weeks and thirty-nine weeks ended for September 27, 2002, and September 28, 2001 respectively:

     Operating facts

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001(1)	2002	2001(1)

Company owned retail centers (continuing operations)	3	4	3	4
Retail units sold:
New Single-section	7	15	15	33
New Multi-section	24	49	92	158
Used homes	21	22	60	76

Total	52	86	167	267
Wholesale units sold:
External Customers	1,031	985	3,135	2,803
Intercompany	51	158	137	533

	1,082	1,143	3,272	3,336

Total homes sold	1,134	1,229	3,439	3,603

Internalization (2)	100%	98%	99%	96%

Average sales prices — retail (new)	$51,121	$43,525	$51,642	$46,402
Average sales price — wholesale	$29,545	$28,113	$29,432	$28,208
Floor sections produced	1,842	1,917	5,667	5,681

(1)	Summary operating data for the thirteen and thirty-nine weeks ended September 28, 2001 have been restated to exclude discontinued operations of retail center closures in 2002.

(2)	Represents the percentage of new homes sold at retail that are also manufactured by the Company.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the thirty-nine weeks ended September 27, 2002 was $22.9 million, or 21.5% of net revenues, as compared with $23.4 million, or 24.2% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to higher material prices and labor costs, offset slightly by lower warranty expenses. For the thirteen weeks ended September 27, 2002, gross profit was $7.7 million, or 22.0% of net revenues, as compared with $8.6 million, or 25.1% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to higher material and labor costs, offset slightly by lower warranty expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $20.8 million, or 19.5% of net revenues, during the thirty-nine weeks ended September 27, 2002, as compared with $21.9 million, or 22.6% of net revenues, for the same period of the prior year. For the thirteen weeks ended September 27, 2002, selling, general and administrative expenses were $7.1 million, or 20.4% of net revenues, as compared with $7.5 million, or 22.1% of net revenues, for the same period of the prior year. The decline in selling, general and administrative expenses as a percentage of sales was attributable primarily to lower dealer interest payments, lower freight expenses due to lower fuel prices, lower legal expenses and lower administrative salaries, offset slightly by higher insurance costs.

Interest Expense

Interest expense for the thirty-nine weeks ended September 27, 2002 was $801,000, as compared with $1.6 million in the prior year period. For the thirteen weeks ended September 27, 2002, interest expense was $206,000, as compared with $440,000 in the prior year period. The decrease in interest expense in the current quarter was a result of lower interest rates, 5.8% compared to 7.6% and lower average borrowings, $4.5 million compared to $14.9 million on the credit line.

Provision for Income Taxes

Income taxes are provided for based on the tax effect of revenue and expense transactions included in the determination of pre-tax book income. Because the Company has operated at a loss in recent fiscal years, management believes that under the provisions of SFAS No. 109, it is no longer appropriate to record deferred income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. In fiscal 2001, the Company established valuation allowances against the tax benefits of substantially all net operating loss carry forwards and deductible temporary differences between financial and taxable income.

In March 2002, Congress passed an economic stimulus bill containing certain temporary business tax incentives. The tax provisions in the stimulus bill extended the net operating loss (“NOL”) carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, and allowed use of NOL carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income (AMTI). These NOL carryback provisions allowed the Company to carry its 2001 loss back to 1996 and the years following.

In addition, net operating losses, if any, up to $19.7 million in 2002 could be carried back to prior years, which could produce a maximum federal income tax refund of approximately $6.8 million. Realization of such refund would depend, among other things, on whether the Company has a net operating loss in 2002. During the third quarter of fiscal 2002, in which the Company recognized significant losses from the closing of retail centers, it became clear that the Company would have a net operating loss in 2002; thus, the Company recorded a $1.8 million tax benefit. With regard to the remaining potential refund of $5 million, management cannot predict at this time whether any such refund will be ultimately claimed.

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

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks ended September 27, 2002, cash provided by operations was approximately $5.1 million, a decrease of $1.4 million, as compared to the prior year period. In the comparable 2001 period, the Company received $5.1 million in tax refunds. Excluding the impact of tax refunds, cash flow from operations were up $3.7 million versus the prior year, principally related to improved operating results and higher collections on installment loans. During the thirty-nine weeks ended September 27, 2002, the normal seasonal build-up in accounts receivable was greater than in the same period of 2001 and the effect of the buildup in receivables was offset by an increase in accounts payable. The overall improvement in operating cash flows in 2002 also reflected the continued decline ($0.9 million) in inventory as a result of management’s focus on increasing inventory turns.

Cash flows provided by investing activities were $1.3 million in the thirty-nine weeks ended September 27, 2002 versus a negative $0.1 million in the comparable 2001 period. During the second quarter of 2002, the Company sold its joint venture equity interest in Ridge Pointe Manufacturing, L.L.C. for $1,250,000.

The Company used cash flows from operations and proceeds from the sale of the equity interest in Ridge Pointe Manufacturing, L.L.C. to reduce outstanding credit line borrowings by $6.7 million in 2002. In the comparable period in 2001, the Company reduced its overall borrowings by $11.8 million and incurred $1.1 million in debt issuance costs related to the establishment of the bank line.

At September 27, 2002, outstanding borrowings under the $40 million secured bank line were $4.1 million and availability on the line, which is dependent upon meeting certain financial ratios and covenants, was $15.4 million. Recording charges during the third quarter of 2002 associated with discontinuing the operations of seven retail centers (see Note 2) caused the Company to be in violation of its minimum quarterly EBITDA covenant. The Company has obtained an amendment, dated November 7, 2002, to the minimum quarterly EBITDA covenant that cured the violation for the quarter ended September 27, 2002 to provide for continuing access to the $40 million secured bank line through its maturity on March 8, 2004. Management believes that operating cash flows, together with borrowing capacity under the line, will provide the Company with adequate liquidity and capital resources through the remaining term of the bank line.

At September 27, 2002, the Company had zero cash, compared to $354,000 at December 28, 2001. At September 27, 2002, the Company’s net working capital was $4.6 million, an increase of $2.2 million compared to $2.4 million at December 28, 2001. The increase in net working capital was primarily due to operating cash flows and the sale of the Company’s equity interest in Ridge Pointe Manufacturing, L.L.C., the proceeds from which were used to repay short-term borrowings.

There are two material commitments for capital expenditures for the remainder of fiscal 2002, a concrete project for its Energy and Lifestyle manufacturing facilities and corporate headquarters properties for approximately $560,000 to provide proper water drainage and long-term property enhancement, and a new supply distribution building for approximately $950,000. These are the only two material capital projects the Company plans to make during the next twelve months.

Substantially all of the Company’s independent dealers finance their purchases through “floor-plan” arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor-plan agreement, the financial institution, which provides the dealer financing, customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company’s original invoice price plus certain administrative and shipping expenses less any principal payments made by the dealer. Repurchases were $383,000 and $1,319,000 for the quarters ended September 27, 2002 and September 28, 2001, respectively. Losses on repurchases were $91,000 and $351,000 for the quarters ended September 27, 2002 and September 28, 2001, respectively. At September 27, 2002, the Company’s contingent repurchase liability under floor plan financing arrangements was approximately $34 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers and losses experienced to date under these arrangements have been insignificant, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

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

Quantitative and Qualitative Disclosures of Market Risk.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Regulation defines “other financial instruments” to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company’s principal credit agreement bears a floating interest rate of 1.0% over prime. Accordingly, the Company is subject to market risk associated with changes in interest rates. At September 27, 2002, $4.1 million was outstanding under the credit agreement. As of September 28, 2001, the principal amount outstanding under the credit agreement was $15.7 million. Assuming that amount outstanding, a 1% increase in the applicable interest rate during 2002 would result in additional interest expense of approximately $41,000 per annum, which would reduce cash flow and pre-tax earnings dollar for dollar. With respect to accounts receivable, most of the Company’s sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are paid for by dealer’s floor plan financing, such that funds ordinarily transfer to the Company from the dealer’s floor plan lender within 21 days. Management thus does not perceive that the Company is subject to a material market risk with respect to its accounts receivable.

Item 4. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Corporate Controller (who is the Company’s chief accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 14(c) and 15d — 14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, the Company’s management, including the CEO and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective at that time. There have been no significant changes in the Company’s internal controls, other factors that could significantly affect internal controls, or significant or material weaknesses with regard to the Company’s internal controls identified by the Company subsequent to that evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits including items incorporated by reference are filed as a part of this report.

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Registration Statement on Form S-3, Registration No. 333-32933)

3.2	By-Laws of the Company. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-57420.)

99.1	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of chief accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended September 27, 2002:

     (1)  Report on Form 8-K dated July 8, 2002, reporting two senior management changes.

     (2)  Report on Form 8-K dated August 12, 2002, reporting the Company’s certifications by its chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company’s quarterly report on Form 10-Q for the period ended June 28, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN ENERGY HOMES, INC.

Date:	November 8, 2002	By:	/s/ Keith O. Holdbrooks Keith O. Holdbrooks, Chief Executive Officer

Date:	November 8, 2002	By:	/s/ James A. Hasty James A. Hasty, Chief Accounting Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Keith O. Holdbrooks, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Southern Energy Homes, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ KEITH O. HOLDBROOKS
Keith O. Holdbrooks
Chief Executive Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Hasty, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Southern Energy Homes, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ JAMES A. HASTY
James A. Hasty
Corporate Controller (Chief Accounting Officer)