Form 10-K
period 2003-01-03
SOUTHERN ENERGY HOMES INC
filed 2003-04-03
CIK 896397

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
            N/A
------------------------------      ------------------------------------

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market as of March 19, 2003, was $8,860,412. The number of shares of common stock outstanding at that date was 12,133,865 shares, $.0001 par value.

Documents Incorporated By Reference

                                                                                       Part      Item
                                                                                       ----      ----
1.  Southern Energy Homes, Inc. Definitive Proxy Statement with respect to its
     May 20, 2003 Annual Meeting of Stockholders                                        III      10,11,12,13

                                     PART I

SOUTHERN ENERGY HOMES, INC.
ITEM  1.  BUSINESS

GENERAL

         Southern Energy Homes, Inc. (the "Company") is engaged in the production and sale of manufactured homes, and the operation of three component supply divisions. The Company produces manufactured homes sold primarily in the southeastern and southcentral United States. The Company operates five home manufacturing facilities (four in Alabama and one in Texas) to produce homes sold in 22 states. The Company's homes are currently marketed under four brand names by 235 independent dealers at 424 independent dealer locations and 3 company-owned retail centers.

         The Company manufactures homes that are designed as primary residences ready for immediate occupancy. The homes, most of which are customized at the Company's factories to the home buyer's specifications, are constructed by the Company in one or more sections that are transported by independent trucking companies to dealer locations.

         The Company's homes range in size from 672 to 3,268 square feet and sell at retail prices ranging from $20,000 to $108,000, excluding land. The Company believes that its willingness to customize floor plans and design features to match homebuyer preferences is the principal factor which differentiates it from most of its competitors.

         At the end of fiscal 1998, the Company had substantial retail sales operations, consisting of 33 retail centers in seven states. As industry conditions began to weaken during fiscal 1999, however, the Company responded, among other ways, by closing or selling retail centers that did not meet profit objectives. That process continued through the next three years, culminating in the decision during fiscal 2002 to close most of the remaining retail centers and focus on the Company's core manufacturing business. In fiscal 2002, eleven retail centers were closed, and by the end of the year, the Company had closed all but three of the retail centers that were formerly part of its retail segment. These retail centers had been negatively affected by weak market conditions, including excess retail capacity in the industry and restrictive retail financing conditions, principally as a result of the withdrawal of several lenders from the market (see "Discontinued Operations" below). The decision to close the retail centers was based primarily on management's evaluation of recent operating results and future prospects.

         The component supply segment sells various supply products to the Company's manufacturing segment and to third-party customers.

         The Company provides home buyers with a source of financing for homes sold by the Company, through Wenco 21, a joint venture between the Company and 21st Mortgage Corporation. Prior to the establishment of Wenco 21, the Company originated financing for buyers through its subsidiary, Wenco Finance Inc. Since the formation of Wenco 21, Wenco Finance has conducted minimal loan origination operations. As part of its decision to redirect the Company's efforts to its core manufacturing operations, the Company also sold the Wenco Finance business in late 2002 (see "Discontinued Operations" below).

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

DESCRIPTION OF REPORTABLE SEGMENTS - CONTINUING OPERATIONS

MANUFACTURED HOMES

         The Company produces a variety of single- and multi-section homes under four brand names. The Company's homes are manufactured in sections, which individually are transported to their destination. The finished homes may consist of one or more sections. Multi-section products are joined at their destination by the dealer or its contractor. The Company initially concentrated on the medium to higher priced segments of the manufactured housing market. Over the past several years, the Company has broadened its product line with lower priced homes that sell at retail for less than $25,000. Although each manufacturing facility is an operating segment, they are aggregated into one segment for reporting purposes because they produce similar products using similar production techniques and they sell their products to the same class of customer. In addition, they are subject to the same regulatory environment and their economic characteristics (measured in terms of profitability) are similar. The four manufacturing divisions of the Company are listed below with the type, size, and retail price of the homes that each produces:

                   Division                Type                        Square Feet        Retail Price Range
                   --------------------    ---------                   -----------        ------------------
                   Southern Energy         Multi-section               1,421 - 3,268      $38,900 - $108,000
                   Southern Lifestyle      Single and multi-section      908 - 2,381       22,500 -   97,900
                   Southern Homes          Single and multi-section      672 - 2,450       20,000 -   65,000
                   Southern Texas          Single and multi-section    1,088 - 2,432       20,000 -   57,500

         The Company's manufacturing division accounted for 90.8%, 88.2% and 81.3% of the Company's net revenues for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively.

         The Company's product development and engineering personnel design homes in consultation with divisional management, sales representatives and dealers. They also evaluate new materials and construction techniques in a continuous program of product development and enhancement. With the use of computer aided design technology, the Company has developed engineering systems that permit customization of homes to meet the individual needs of prospective buyers. These systems allow the Company to make modifications such as increasing the length of a living room, moving a partition, changing the size and location of a window or installing custom cabinets without significant impact upon manufacturing productivity.

         Each home contains two to five bedrooms, a living room, dining room, kitchen and one to three bathrooms, and features a heating system, a stove and oven, refrigerator, carpeting and draperies. The Company has traditionally focused on designing manufactured homes with features that make them comparable to site-built homes, including stone fireplaces and vaulted ceilings, thus broadening the base of potential customers. In addition to offering the consumer optional features such as dishwashers, oak cabinets and furniture packages as well as a wide range of colors, moldings and finishes, the Company generally offers extensive customization of floor plan designs to meet specific customer preferences.

RETAIL OPERATIONS

         The Company began its retail operations in November 1996 by acquiring a group of retail companies operating in Alabama and Mississippi. During fiscal 1997, the Company expanded its retail operations by acquiring another retail company with seven locations in South Carolina, and during 1998, the Company added another 15 retail centers through acquisitions. However, beginning in fiscal 1999, the industry began to weaken and in 2000 the Company began to close unprofitable retail centers. During the latter part of fiscal 2002, the Company made the decision to close most of its remaining retail centers, and completed the closure of eleven centers by the end of December 2002. At January 3, 2003, the Company had 3 retail sales centers; two in Alabama and one in South Carolina. Each of the remaining three sales centers maintains a separate sales force. The Company's three continuing retail centers accounted for 7%, 8% and 15% of the Company's net revenues for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively (also see "Discontinued Operations" below).

COMPONENT SUPPLY

The Company currently operates three component supply divisions. Classic Panel Designs supplies laminated and other interior wall panels. Wind-Mar Supply provides windows, doors and countertops. Trimmasters produces wood molding and trim finishing, and is a provider of wood components and dining furniture. These divisions sell products both to the Company's own manufactured housing segment and to third-party customers. The Company's component supply division accounted for 2%, 2% and 3% of the Company's net revenues for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively.

HOME MANUFACTURING OPERATIONS

         The Company's homes are currently manufactured by four operating divisions using assembly line techniques at five facilities; two manufacturing facilities are located in Addison, Alabama, and one is located in each of Double Springs, Alabama, Lynn, Alabama and Fort Worth, Texas.

         The Company's manufacturing facilities operate on a one shift per day, five days per week basis. The Company believes that these facilities have the capacity to produce a total of approximately 165 floor sections per week with minimal labor additions. The Company plans to continue operating on a single shift per day basis. During the fiscal year ended January 3, 2003, the Company produced an average of 141 floor sections per week. This represented a 4% decrease in floor section production from an average of 147 floor sections per week in the fiscal year ended December 28, 2001. In the fiscal year ended December 29, 2000, the Company produced an average of 174 floor sections per week. The following table sets forth the total floor sections and homes sold as well as the number of home manufacturing facilities operated by the Company for the periods indicated:

                                                                             Year Ended
                                                 --------------------------------------------------------------------
                                                 January 3, 2003          December 28, 2001         December 29, 2000
                                                 ---------------          -----------------         -----------------
Homes                                                      4,203                      4,411                     5,504
Floor sections                                             7,334                      7,620                     9,041
Home Manufacturing facilities                                  5                          5                         5


         Each division operates as a separate strategic unit that is directed by a general manager and has its own sales force. The general manager, production managers and supervisory personnel of each division have an incentive compensation system which is directly tied to the operating profit of the division. In addition, production personnel of each division have a productivity, turnover, labor efficiency and injury incentive compensation system. The Company believes that these compensation systems help to focus efforts on curtailing waste and inefficiencies in the production process, keep qualified associates and maintain a safe workplace, and represent a divergence from standard industry practices, which are typically designed to reward personnel on production volume criteria.

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

         The principal materials used in the production of the Company's homes include steel, aluminum, wood products, gypsum wallboard, fiberglass, insulation, carpet, vinyl floor covering, fasteners and hardware items, appliances, electrical items, windows and doors. These materials and components are readily available and are purchased by the Company from numerous sources. No supplier accounted for more than 3.2% of the Company's purchases during each of the past three fiscal years. The Company believes that the size of its purchases allows it to obtain favorable volume discounts. The Company's expenses can be significantly affected by the availability and pricing of raw materials. Sudden increases in demand for construction materials can greatly increase the costs of materials. While in the past the Company has been able to pass along a significant portion of increased material costs, more recently the Company has had difficulties in passing on the increased costs due to competitive conditions.

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

         Substantially all production is initiated against specific orders. The Company's backlog of orders for manufactured homes as of March 1, 2003 was $0.7 million as compared with $1.0 million at March 1, 2002. Dealer orders are subject to cancellation prior to commencement of production for a variety of reasons, and the Company does not consider its backlog to be firm orders. In addition, because the industry operates in an environment where order lead times are extremely short, the Company does not view backlog at any point in time to be indicative of the level of the Company's future revenues.

SALES NETWORK

         At January 3, 2003, the Company sold manufactured homes through approximately 235 independent dealers at approximately 424 independent dealer locations and through 3 company-owned retail centers in 22 states principally in the southeastern and south central United States.

         Each of the Company's four home manufacturing divisions maintains a separate sales force. At January 3, 2003, a total of 26 salespersons maintained personal contact with the Company's independent dealers. The Company markets its homes through product promotions tailored to specific dealer needs. In addition, the Company advertises in local media and participates in regional manufactured housing shows.

         The Company works to achieve the close working relationship between its division management and the independent dealers they service, because it considers this an important factor in the effective distribution of the Company's products. In order to promote dealer loyalty and to enable dealers to penetrate retail markets, only one independent dealer within a given local market may distribute homes manufactured by a division of the Company. The Company does not have formal marketing agreements with its independent dealers and substantially all of the Company's independent dealers also sell homes of other manufacturers. The Company believes its relations with its independent dealers are good and the Company has experienced relatively low turnover in its established independent dealers in the past three years. In the fiscal year ended January 3, 2003, the Company's largest dealer accounted for 3.8% of net revenues and the ten largest dealers accounted for 31.3% of net revenues. In the fiscal year ended December 28, 2001, the

Company's largest dealer accounted for 5.3% of net revenues, and the Company's ten largest dealers accounted for 26.7% of net revenues. In the fiscal year ended December. 29, 2000, the Company's largest dealer accounted for 6.2% of net revenues and the Company's ten largest dealers accounted for 27.0% of net revenues.

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

INDEPENDENT DEALER FINANCING

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less curtailments, plus certain administrative and shipping expenses. Repurchases were $2.0 million, $4.2 million and $8.7 million for the years ended 2002, 2001, and 2000 respectively. Losses on homes repurchased under these agreements were $0.5 million, $0.9 million and $0.9 million in 2002, 2001 and 2000, respectively. At January 3, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $38 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. No dealer accounted for more than 6.2% of the Company's net revenues in any of the past three fiscal years. See "Sales Network." The Company does not view any single independent dealer as being a material customer. The Company also finances substantially its entire retail inventory through funds generated from operations.

COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon numerous factors, including total price to the dealer, customization to homeowners' preferences, product features, quality, warranty repair service and the terms of dealer and retail customer financing. A number of firms with which the Company competes are larger than the Company and possess greater manufacturing and financial resources. In addition, there are numerous firms producing manufactured homes in the southeastern and south-central United States, many of which are in direct competition with the Company in the states where its homes are sold. Certain of the Company's competitors provide retail customers with financing from captive finance subsidiaries. While the Company's Wenco 21 joint venture provides consumer financing to customers, increasing contractions in consumer credit may provide an advantage to those competitors with larger or more established internal financing capabilities.

         In addition, manufactured homes compete with other forms of housing, including site-built and prefabricated homes. Historically, manufactured housing has had a price advantage over these other forms of housing. That advantage has deteriorated, however, as the credit market, at both the retail and wholesale level, of the manufactured housing industry has continued to tighten, while interest rates for site-built houses are at historic lows, thus increasing the competitive pressures on manufactured housing.

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

          Wenco 21, the Company's finance joint venture, is subject to a variety of federal and state laws and regulations regulating consumer finance, including the Truth in Lending Act, which regulates lending procedures and mandates certain loan disclosures with respect to financing offered to consumers. Failure by Wenco 21 to comply with any of these laws and regulations could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

         As of January 3, 2003, the Company employed 1,191 full-time employees involved in the following functional areas: manufacturing, 929; sales, 60; field service, 71; administration and clerical, 95; and management, 36. The Company's manufacturing operations require primarily semi-skilled labor and personnel levels fluctuate with seasonal changes in production volume.

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

         Wendell L. Batchelor (age 60) is the Founder and Chairman of the Company and a Director since the Company's incorporation in 1982. Mr. Batchelor was Chief Executive Officer of the Company from 1982 until May 2002 and President of the Company from 1982 to 1999. From 1971 to 1982, Mr. Batchelor was General Manager of Shiloh Homes, a division of Winston Industries. Mr. Batchelor was Sales Manager of Marietta Homes, a division of Winston Industries, from 1968 to 1971. From 1966 to

1968, Mr. Batchelor was a Sales Representative for Madrid Homes. Mr. Batchelor has served in the past as Chairman of the Alabama Manufacturer's Housing Institute.

         Keith O. Holdbrooks (age 42) was elected as the Company's Chief Executive Officer in May of 2002 by the Company's Board of Directors and has served as the Company's President since June 1999 and Chief Operating Officer since August 1996. From 1991 to 1996, Mr. Holdbrooks served as General Manager for Southern Homes, a division of the Company, and from 1989 to 1991 served as Sales Manager for Southern Homes. From 1985 to 1989 Mr. Holdbrooks served as salesman for Southern Lifestyle, a division of the Company.

         James L. Stariha (age 41) joined the Company as its Chief Financial Officer in January of 2003. From 1999 to 2002, Mr. Stariha served as Vice President of Finance of BISYS Document Solutions, a subsidiary of the BISYS Group, Inc., and from 1996 to 1999 served as Executive Vice President and Chief Financial Officer of Healthcare Technology Delivery, Inc. From 1983 to 1996 Mr. Stariha served in a variety of financial, marketing, and manufacturing positions with Square D Company.

         Dan Batchelor (age 50) serves as the Company's General Counsel and Executive Vice President. Mr. Batchelor practiced commercial and tort litigation and business law for almost twenty years before joining the Company in 1998. Mr. Batchelor received his B.A. from the University of Virginia, 1974; J.D. from Cumberland School of Law of Samford University, 1978; and LL.M. from the University of Miami School of Law, 1979. He is admitted to practice in Alabama, Georgia and Florida and various federal jurisdictions.

DISCONTINUED OPERATIONS

RETAIL OPERATIONS

         As industry conditions began to weaken during fiscal 1999, the Company began to close or sell retail centers that did not meet profit objectives. That process continued, based on a case-by-case determination, through the next three years, with fourteen of the 33 centers open at the end of fiscal 1998 having been closed by the end of fiscal 2001. During the latter part of fiscal 2002, management made the determination to close most of the fifteen retail centers then remaining and essentially withdraw from any further significant retail presence. In fiscal 2002, eleven retail centers were closed, and by the end of the year, the Company had completed the closure of all but three of the retail centers that were formerly part of its retail segment. Five of these eleven centers were in Alabama, three were in South Carolina, two in Tennessee and one in Kentucky. The decision to close the retail centers was based primarily on management's evaluation of recent operating results and future prospects. These centers had operating losses of $1.9 million (excluding disposal losses of $4.7 million), $2.9 million and $2.4 million for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000 respectively. The retail centers that were closed had been negatively affected by weak market conditions, including excess retail capacity in the industry, as well as restrictive retail financing conditions, principally as a result of the withdrawal of several lenders from the market. The decision to close the retail centers was based primarily on management's evaluation of recent operating results and future prospects of those centers, and was also part of a strategic decision to concentrate the Company's resources on the primary manufacturing operations.

CONSUMER FINANCING

         Home buyers normally secure financing from third-party lenders such as banks or independent finance companies. The availability and cost of financing is important to the Company's sales. Starting in late 1999, financing started to become more restrictive and some lenders began to exit the market. In order to provide home buyers with an additional source of financing, the Company's wholly-owned subsidiary, Wenco Finance, Inc. ("Wenco Finance"), originated and serviced consumer loans for homes manufactured by the Company during the period January 1996 through February 1997. The Wenco Finance portfolio was sold in December 2002. The loan portfolio had losses of $0.8 million (excluding disposal loss of $5.7 million), $0.1 million and $1.3 million for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000 respectively.

AVAILABLE INFORMATION

The Company makes available, free of charge through its website
(www.soenergyhomes.com), the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

ITEM  2.   PROPERTIES

         The Company currently operates five home manufacturing facilities (four in Alabama, and one in Texas) and three component supply facilities (all in Alabama), as follows:

                                                 Building                                                      Leased or
Unit                                             Location                      Square Feet                       Owned
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

Plant #1                                    Double Springs, AL                   60,000                          Owned
Plant #4                                         Lynn, AL                        90,000                          Owned

Southern Energy Homes of Texas                Fort Worth, TX                     98,300                          Owned

Component Supply

Classic Panel                                 Hartselle, AL                      24,000                          Owned
Wind-Mar Supply                                Addison, AL                       22,000                          Owned
Trimmasters                                   Haleyville, AL                     50,000                         Leased

         The Company considers its manufacturing facilities to be adequate for its present needs. Additional information concerning production capacity and extent of utilization is discussed under "Home Manufacturing Operations" in Item 1 of this Report.

         The Company currently operates 3 retail sales centers, two of which are in Alabama and one of which is in South Carolina. Each of the retail centers are currently leased for terms ranging from month to month to five years.

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

         No matters were submitted to a vote of the Stockholders of the Company during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS RECORD HOLDERS

         As of March 19, 2003, there were approximately 112 record holders of the Company's common stock. This number does not include those stockholders holding stock in "nominee" or "street" name.

STOCK PRICE PERFORMANCE

         The Company's common stock is publicly traded on the Nasdaq Stock Market National Market System. The following table represents the high and low bid price for each quarter of the last two fiscal years.

                                    2002                            2001
                                Bid Price Range                Bid Price Range
                               High       Low                 High        Low
                              --------- ---------           ---------- ----------
First Quarter                    $2.75     $2.25                $1.69      $0.81
Second Quarter                    2.65      2.01                 2.85       1.28
Third Quarter                     2.41      1.25                 3.15       1.26
Fourth Quarter                    1.75      1.04                 2.70       1.18

DIVIDENDS

         It is the Company's current policy to retain any future earnings to finance the continuing development of its business and not to pay dividends. The company has not paid any dividends since the initial public offering of its stock.

ITEM  6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data
Southern Energy Homes, Inc. and subsidiaries
(Dollars in thousands, except share and per share data)

                                                                                   Year Ended
                                     -----------------------------------------------------------------------------------------------
                                     January 3,            December 28,           December 29,        December 31,        January 1,
                                     -----------          -------------          -------------       -------------        ----------
                                           2003                    2001                   2000                1999              1999
                                           -----                  -----                  -----                ----              ----
OPERATING DATA

Net revenues                        $    138,514           $    129,105           $    156,347        $    233,012     $    289,222
Gross profit                              25,628                 26,682                 26,552              43,188           59,457
Selling, general and
  administrative                          24,914                 25,360                 32,862              36,175           39,591
Amortization of intangibles (1)               53                    299                    425                 320              607
Impairment charges (2)                        --                  2,240                  5,818               7,073              934
Start-up costs (3)                            --                     --                     --                  --              739
Operating income (loss) from
   continuing operations                     661                 (1,217)               (12,553)               (380)          17,586
Interest expense                             593                    893                  1,464               1,058            1,541
Interest income                               41                    112                    234                 130              709
Income taxes (benefit)                      (800)                    --                   (325)             (1,020)           6,089
Income (loss) from continuing
   operations                                909                 (1,998)               (13,458)               (288)          10,665
Income (loss) from discontinued
   operations                             (8,550)                (3,074)                (3,654)             (1,305)            (862)
Cumulative effect of accounting
   change (3)                                 --                     --                     --                  --             (507)
Net income (loss)                         (7,641)                (5,072)               (17,112)             (1,593)           9,296
Net income (loss) from
  continuing operations per share:
  Basic                             $       0.07           $      (0.17)          $      (1.11)       $      (0.02)    $       0.79
  Diluted                           $       0.07           $      (0.17)          $      (1.11)       $      (0.02)    $       0.78
Net income (loss) per share:
  Basic                             $      (0.63)          $      (0.42)          $      (1.41)       $      (0.13)    $       0.69
  Diluted                           $      (0.63)          $      (0.42)          $      (1.41)       $      (0.13)    $       0.68
Weighted average shares
   outstanding:
  Basic                               12,133,865             12,133,298             12,132,990          12,176,705       13,440,607
  Diluted                             12,133,865             12,133,298             12,132,990          12,176,705       13,647,216


BALANCE SHEET DATA
Total assets                        $     51,728           $     73,659           $     96,571        $    122,014     $    121,656
Short-term debt                               32                 10,677                 10,964              28,049           29,182
Long-term debt                                --                     --                     --               2,464            3,569
Stockholders' equity                      38,960                 46,601                 51,672              68,784           73,449

The financial information for the periods above has been restated to reflect the reclassification of the 2002 retail center closings and the consumer finance segment as discontinued operations.

(1) On December 29, 2001, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and requires an annual impairment test.

 (2) During 2001, the Company recorded a pre-tax charge of $1.6 million associated with the impairment of intangible assets related to certain of the Company's retail centers and a pre-tax charge of $602,000 related to impairment of a joint venture. During 2000, the Company recorded a pre-tax charge of $6.0 million associated with the impairment of intangible assets and exit costs related to certain of the Company's retail centers. During 1999, the Company recorded pre-tax charges of $7.1 million associated with closing of its manufacturing facility in North Carolina and three retail centers, one in Kentucky and two in South Carolina. During 1998, the Company recorded an additional pre-tax charge of $934,000 due to additional warranty, workmen's compensation, and other costs incurred related to the closing of its Pennsylvania facility.

(3) During 1998, the Company recorded pre-tax charges of $739,000 for the year and $825,000 ($507,000 net of tax) for the cumulative effect of accounting change due to the Company adopting a change in accounting principle requiring the expensing of start-up costs in accordance with AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company uses accounting policies that it believes are appropriate to accurately and fairly report its results of operations and financial position, and it applies those accounting policies in a consistent manner. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires that the Company's management make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The Company evaluates these estimates and assumptions on an ongoing basis. Actual results can and frequently will differ from these estimates. It is possible that materially different amounts would be reported under different conditions or using different methods or assumptions.

The Company believes that the following accounting policies are the most critical ones used in the preparation of its financial statements, because these are the ones that involve the most significant judgments and estimates about the effect of matters that are inherently uncertain.

PRODUCT WARRANTIES

The Company warrants its products against certain manufacturing defects for a period of one year commencing at the time of retail sale. The estimated cost of such warranties is accrued at the time of sale to the independent dealer based on historical warranty costs incurred. Periodic adjustments to the accrual are made when events occur that indicate changes are necessary.

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

INSURANCE ARRANGEMENTS

The Company is partially self-insured for workers compensation and health insurance claims. The Company purchases insurance coverage for all workers compensation claims in excess of $350,000 per occurrence, and for all health care claims in excess of $75,000 per occurrence, with an annual aggregate stop-loss limit of approximately $5.3 million for all claims. Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate. However, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur that indicate changes are necessary.

REPURCHASE AGREEMENTS

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged or missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $2.0 million, $4.2 million and $8.7 million for the years ended 2002, 2001 and 2000 respectively. Losses on homes repurchased under these agreements were $0.5 million, $0.9 million and $0.9 million in 2002, 2001 and 2000, respectively. At January 3, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $38 million. Amounts are accrued currently for the estimated losses to be incurred on homes repurchased. Management considers accrued liabilities for future losses on home repurchases to be adequate. However, the ultimate resolution could result in amounts different than the amounts reserved. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. Any material change affecting the assumptions used to project the estimated undiscounted cash flows or our expectation of future market conditions could result in a different conclusion. Assets for which the carrying value is not fully recoverable are reduced to fair value.

RECOVERABILITY OF INVESTMENTS

Management periodically assesses the recoverability of the Company's investments in joint ventures. The significant judgment required in management's recoverability assessment is the determination of the fair value of the investment. Since the investments are non-publicly traded investments, management's assessment of fair value is based on the Company's analysis of the investee's estimates of future operating results and the resulting cash flows. Management's ability to accurately predict future cash flows is critical to the determination of fair value.

In the event a decline in fair value of an investment occurs, management may be required to make a determination as to whether the decline in market value is other than temporary. Management's assessment as to the nature of a decline in fair value is largely based on the Company's estimates of future operating results, the resulting cash flows and intent to hold the investment. If an investment is considered to be impaired and the decline in value is considered to be other than temporary, an appropriate write-down is recorded.

DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

During 2002, the Company established restructuring reserves for exit and severance cost at a number of closed retail operations. These reserves required the use of estimates. Though the Company believes that these estimates accurately reflect the ultimate costs that will be incurred, actual results may be different.

VOLUME INCENTIVES PAYABLE

Volume incentives are common practice in the industry in which the Company operates and are accounted for as a reduction to gross sales. The volume incentives payable is estimated and recorded when sales of products are made. The payable is adjusted, if necessary, when information becomes available that indicate revisions are needed.

RESULTS OF OPERATIONS

GENERAL

The Company continues to face a difficult competitive environment. Rapid industry growth prior to 1998, particularly in retail sales expansion, resulted in an increase in the overall number of dealers, an increase in manufacturing output and an increase in the number of homes available at the retail level. These larger inventories and the generally slower reduction of those inventories led to increased price competition and reduced profits that have adversely affected the entire industry during the past four years. Fiscal 2002 saw further credit tightening and declines in overall economic conditions that have compounded the situation, resulting in a significant reduction in the availability of financing, at both the wholesale and retail levels, and increasing repossession inventories.

The Company has responded to these adverse industry and general economic conditions by taking a number of steps that have been effective in decreasing costs and improving efficiency. In 2001 and 2002, these steps included closing less efficient manufacturing facilities, consolidating divisions, and selling unprofitable retail centers, as well as improving efficiency in the remaining manufacturing plants, lowering labor costs and turnover, decreasing plant injuries, and lowering warranty expenses by improved quality. Weak market conditions still persist, however, including industry-wide excess retail inventory and more restrictive retail financing conditions for consumers.

In 2002, the Company made a strategic decision to redirect its efforts to its core manufacturing business. Eleven retail centers that formerly comprised the bulk of the retail segment were closed, leaving only three retail centers remaining. The closed retail centers had been negatively affected by both weak market conditions and restrictive retail financing conditions, principally as a result of the withdrawal of several lenders from the market. These centers were sold or closed by the end of December 2002. The decision to close the retail centers was based primarily on management's evaluation of recent operating results and future prospects, and was also part of the determination that, in light of those results and prospects, the Company's human and financial resources could be more productively and efficiently deployed in the primary base of its business, manufacturing. Five of these eleven centers were in Alabama, three were in South Carolina, two in Tennessee and one in Kentucky. These centers had operating losses of $1.9 million, $2.9 million and $2.4 million for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000 respectively.

The Company also sold its consumer financing segment, principally consisting of the Wenco loan portfolio in December 2002. The Wenco loan portfolio had a book value of approximately $11.8 million. The loan portfolio was sold for $6.1 million in a cash transaction. The decision to sell the loan portfolio was also prompted by and was a part of management's plan to eliminate unprofitable business lines and thereby allow the Company to focus on its core manufacturing business.

Accordingly, as required by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"), the operating results and disposal of the eleven retail centers and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments have been classified in discontinued operations for all prior periods presented herein. The Company recognized a $13.1 million loss ($8.5 million net of tax benefit) on discontinued operations in the year ended January 3, 2003, which included $2.7 million of operating losses during the year (including $0.3 million for interest allocated to retail centers based on average monthly inventory balances), $3.6 million to write down the carrying value of unsold homes in retail inventory, $1.1 million for leasehold, severance, termination of leases and other related costs and the $5.7 million loss on sale of the Wenco loan portfolio. As required by FASB 144, any further operating losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts.

YEAR ENDED JANUARY 3, 2003 AS COMPARED WITH YEAR ENDED DECEMBER 28, 2001

NET REVENUES

Total net revenues (consisting of gross revenues less volume discounts, dealer interest, returns, and allowances) for the year ended January 3, 2003 from continuing operations were $138.5 million, which represented an increase of 7.3% from 2001 revenues of $129.1 million from continuing operations.

Net revenues from the manufactured home segment were $132.9 million (including intersegment revenues of $6.7 million) for the year ended January 3, 2003 as compared with $133.6 million (including intersegment revenues of $18.4 million) for the prior year period, a decrease of $0.8 million, or 0.6%. Total homes shipped in the year ended January 3, 2003 were 4,203, down 4.7% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 2002 was $30,012, as compared with $28,826 in 2001, an increase of 4.1%.

Net revenues from the retail sales segment from continuing operations were $9.2 million for the year ended January 3, 2003 as compared with $10.5 million for the prior year period, a decrease of $1.3 million, or 12%. The decline in retail revenue reflects both tighter consumer financing and other general economic factors. The number of total homes (new and used) sold by the retail segment from continuing operations in the year ended January 3, 2003 was 246, down 19.6% from the number of homes sold in the prior year period. The average retail price per new home in 2002 was $47,977 as compared with $46,593 in 2001, an increase of 3.0%.

Net revenues from the component supply segment were $24.6 million (including intersegment revenues of $21.8 million) for the year ended January 3, 2003, as compared with $23.3 million (including intersegment revenues of $20.3 million) for the prior year period, an increase of $1.3 million, or 5.5%.

         OPERATING FACTS

                                                     FISCAL YEARS ENDED
                                             January 3,            December 28,
                                                2003                 2001 (1)
                                           ---------------       -----------------
Company owned retail centers (continuing                3                       3
operations)
Retail units sold:
      New Single-section                               21                      42
      New Multi-section                               137                     167
      Used homes                                       88                      97
                                           ---------------       -----------------
          Total                                       246                     306
Wholesale units sold:
     External customers                             4,030                   3,794
     Intercompany                                     173                     617
                                           ---------------       -----------------
                                                    4,203                   4,411

Total homes sold                                    4,449                   4,717
                                           ===============       =================

Internalization (2)                                  100%                     95%

Average sales prices - retail (new)               $47,977                 $46,593
Average sales price - wholesale                   $30,012                 $28,826
Floor sections produced                             7,334                   7,620

(1) Summary operating data for the fiscal year ended December 28, 2001 have been restated to exclude discontinued operations of retail centers closed in 2002.

(2) Represents the percentage of new homes sold at retail that are also manufactured by the Company.

GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials and overhead. Gross profit for the year ended January 3, 2003 from continuing operations was $25.6 million, or 18.5% of net revenues, as compared with $26.7 million, or 20.7% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to higher labor costs and material prices, offset slightly by higher sales prices and lower warranty expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses from continuing operations were $24.9 million, or 18.0% of net revenues, during the year ended January 3, 2003, as compared with $25.4 million, or 19.6% of net revenues, for the same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the following factors: lower dealer interest payments and lower administrative salaries, offset slightly by higher insurance expenses.

IMPAIRMENT AND OTHER CHARGES

During 2001, the Company recorded an impairment charge of $1.6 million for the remaining goodwill related to its retail operations segment. The decision was based primarily on continued losses at the two retail centers where the goodwill was recorded. Fair value was determined by management based on the best information available such as the value received in connection with the closure of other retail centers. The Company also recorded a charge related to its investment in one of the Company's manufacturing joint ventures of $602,000 due to losses of this joint venture. There was no impairment charge recognized in continuing operations in 2002.

INTEREST EXPENSE

Interest expense for the year ended January 3, 2003 from continuing operations was $0.6 million as compared with $0.9 million for the year ended December 28, 2001. The decline in interest expense in the current year was a result of lower interest rates, 5.7% compared to 7.6%, through the Company's line of credit and lower average borrowings.

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

In March 2002, Congress passed an economic stimulus bill containing certain temporary business tax incentives. The tax provisions in the stimulus bill extended the net operating loss ("NOL") carryback period to five years for NOLs arising in tax years ending in 2001 and 2002, and allowed use of NOL carrybacks and carryforwards to offset 100 percent of alternative minimum taxable income
(AMTI). These NOL carryback provisions allowed the Company to carry its 2002 and 2001 losses back to 1996 and the years following. The bill also allows an additional first-year depreciation deduction equal to 30 percent of the adjusted basis of qualified property acquired after September 10, 2001, and before September 11, 2004, and placed in service before 2005 (2006 for certain property with recovery period of 10 years or longer and certain transportation property). Qualified property includes MACRS property with a recovery period of 20 years or less, computer software, water utility property and leasehold improvement property.

During the fiscal year ended January 3, 2003, in which the Company recognized significant losses from the closing of retail centers and the sale of the Wenco Finance loan portfolio, the Company recorded a $4.5 million current tax benefit from discontinued operations. The Company expects to file a federal carryback refund claim in the second quarter of fiscal 2003. Recorded income tax benefits for the year-end January 3, 2003 from continued operations was $0.8 million compared to no income tax benefit from continuing operations recorded for the year ended December 28, 2001. The tax benefit otherwise applicable to the 2001 net operating losses was completely offset by the valuation allowance for deferred tax assets discussed above.

YEAR ENDED DECEMBER 28, 2001 AS COMPARED WITH YEAR ENDED DECEMBER 29, 2000

NET REVENUES

Total net revenues (gross revenues less volume discounts, dealer interest, returns, and allowances) for the year ended December 28, 2001 from continuing operations were $129.1 million, which represented a decline of 17.4% from 2000 revenues of $156.3 million.

Net revenues from the manufactured home segment were $133.6 million (including intersegment revenues of $18.4 million) for the year ended December 28, 2001 as compared with $150.7 million (including intersegment revenues of $22.4 million) for the prior year period, a decrease of $17.1 million, or 11.3%. The decline in sales to dealers was primarily attributable to decreased demand and the closure of one Alabama manufacturing plant in December 2000 and one in February 2000. Total homes shipped in the year ended December 28, 2001 were 4,411, down 19.9% from the number of homes shipped in the prior year period. The decrease in homes sold was attributable to an overall industry decline in the Company's core market areas and increased competition within these market areas. The average wholesale price per home in 2001 was $28,826, as compared with $26,055 in 2000, a increase of 10.6%.

Net revenues from the retail sales segment from continuing operations were $10.5 million for the year ended December 28, 2001 as compared with $22.9 million for the prior year period, a decrease of $12.4 million, or 54%. The decline in retail revenue reflects both tighter consumer financing and other general economic factors, and because the Company operated two fewer retail centers in 2001 than it did in 2000. The average retail price per new home in 2001 was $46,593 as compared with $42,174 in 2000, a increase of 10.5%.

Net revenues from the component supply segment were $23.3 million (including intersegment revenues of $20.3 million) for the year ended December 28, 2001, as compared with $30.1 million (including intersegment revenues of $25.6 million) for the prior year period, a decline of $6.8 million, or 22.6%. The decline in supply sales was mainly due to the decline in sales volume in the manufactured home segment.

GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the year ended December 28, 2001 from continuing operations was $26.7 million, or 20.7% of net revenues, as compared with $26.6 million, or 17.0% of net revenues, in the prior year period. This increase in the gross profit percentage was attributable primarily to increased sales prices, lower labor costs, lower warranty expenses and lower material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, insurance costs, and professional fees. Selling, general and administrative expenses from continuing operations were $25.4 million, or 19.6% of net revenues, during the year ended December 28, 2001, as compared with $32.9 million, or 21.0% of net revenues, for the same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the following factors: decreased dealer interest payments, lower commissions, lower administrative salaries, lower advertising and promotions expenses.

IMPAIRMENT CHARGES

Impairment charges of $2.2 million in 2001 were $3.6 million less than similar charges of $5.8 million in 2000. During 2000, the Company decided to close eleven of its 28 retail centers. In connection with the decision to close these retail centers, the Company recorded a pre-tax charge of $5.8 million consisting of the impairment of the intangible assets, exit costs related to rental commitments and leasehold improvements.

INTEREST EXPENSE

Interest expense for the year ended December 28, 2001 from continuing operations was $0.9 million as compared with $1.5 million for the year ended December 29, 2000. The decline in interest expense in the current year was a result of lower interest rates and lower average borrowings.

INTEREST INCOME

Interest income for the year ended December 28, 2001 from continuing operations was $0.1 million as compared with $0.2 million for the year ended December 29, 2000. The decline in interest income reflects lower average cash and cash equivalent balances during the year ended December 28, 2001.

PROVISION FOR INCOME TAXES

No income tax benefits were recorded for the year-end December 28, 2001 compared to an income tax benefit for the year ended December 29, 2000 of $325,000. The tax benefit applicable to continuing operations in fiscal 2000 was substantially less than the applicable federal and state statutory tax rate because the Company established during fiscal 2000, a valuation allowance of $4.4 million related to deferred income tax assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. During 2001, the valuation allowance was increased by $701,000 which effectively offset the tax benefit from the loss on continuing operations. The Company has established valuation allowances against the tax benefits of substantially all its net operating loss carry forwards and deductible temporary differences between financial and taxable income for all periods reflected in the accompanying financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has various contractual obligations and commercial commitments arising from operations. These obligations and commitments are more fully described in this Annual Report on Form 10-K under various headings in "Management's Discussion and Analysis" as well as in the notes to the audited financial statements. The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to continuing operations at January 3, 2003 (in millions):

Contractual Obligations                   Total     Less than 1 Year            1-3 Years          4-5 Years        After 5 Years
-----------------------                   -----     ----------------            ---------          ---------        -------------
Operating Leases                           $0.4                 $0.1                 $0.3              $   -                $   -

                                   Total Amounts         Less Than 1
Other Commercial Commitments           Committed                Year            1-3 Years           4-5 Years         Over 5 Years
----------------------------       -----------------    ----------------    -----------------    ----------------    ---------------
Letters of Credit                           $0.6             $   0.6                $   -               $   -                $   -

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $2.0 million, $4.2 million, and $8.7 million for the years ended 2002, 2001, and 2000 respectively. Losses on homes repurchased under these agreements were $0.5 million, $0.9 million, and $0.9 million in 2002, 2001, and 2000, respectively. At January 3, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $38 million.

JOINT VENTURES

The Company owns interests in five joint ventures. Ownership interests range from 30% to 50%. These joint ventures have total assets of $36.1 million and total liabilities of $27.2. Because the Company is a limited partner or has an interest in a limited liability company, the Company's exposure to loss is generally limited to its investments and advances and any commitments to fund operations of the investees. The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt. At January 3, 2003, $4.0 million was outstanding under the various guarantees, of which the Company had guaranteed $1.3 million. One of the companies has a lease purchase agreement with a third party to sell a facility financed by debt that the Company has guaranteed. The Company expects the proceeds from the exercise of the purchase option to be used to pay off the debt and to be released from the guaranty upon payoff in 2003.

The Company is also obligated to repurchase homes financed by Wenco 21, LLC upon a third payment default for 50% of the outstanding loan balance. The Company's potential exposure under this commitment is approximately $4.5 million. Losses on homes repurchased under this obligation were not significant in fiscal 2002, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since its organization, the Company has financed its operations primarily with cash generated from a combination of operations, stock offerings and borrowings. The Company lowered its outstanding balance on its line of credit from $10.6 million to zero during 2002.

During the year ended January 3, 2003, net cash provided by operating activities of continuing operations was approximately $0.8 million. Net income from continuing operations for the year was $0.9 million. Included in net income were the following non-cash charges: amortization expenses of $0.4 million, provision for doubtful accounts of $0.2 million and depreciation expense of $2.2 million. Cash provided by operating activities also reflected decreased accounts receivable of $1.5 million, decreased inventories of $0.9 million, and an increase in accounts payable of $0.4 million, which were offset by an increase in refundable income taxes of $3.8 million and a decrease in accrued liabilities of $1.4 million. In addition to cash provided by operating activities, other significant items affecting cash flows from continuing operations included capital expenditures of $2.0 million, proceeds from the sale of property, plant and equipment of $0.8 million, net repayments of notes payable of $10.6 million, and net cash from joint ventures of $0.9 million.

In accordance with the Company's current revolving credit facility, the Company applies all cash receipts to reduce the line of credit. At January 3, 2003 the balance of the revolving credit facility was $0 and the Company's net working capital from continuing operations was $13.2 million, including $7.0 million in cash and cash equivalents, as compared with a negative working capital of $6.6 million at December 28, 2001, including $0.3 million in cash and cash equivalents. The increase in net working capital was primarily attributable to an increase in cash and cash equivalents of $6.6 million, an increase in refundable income taxes and other assets of $3.8 million, a decrease in accrued liabilities of $1.4 million and a decrease in notes payable of $10.6 million, partially offset by a decrease in accounts receivable of $1.5 million, a decrease in inventories of $0.9 million, and an increase in accounts payable of $0.4 million.

During the year ended January 3, 2003, the Company's net cash flow from discontinued operations was $16.7 million. The sale of the Wenco loan portfolio for $6.1 million and sale of inventory and other assets from the closure of eleven retail centers were the main contributing factors to the increase in cash flow, offset by a net loss from discontinued operations of $8.6 million.

During the year ended December 28, 2001, the Company's net cash provided by operating activities from continuing operations was approximately $14.7 million. Although net loss from continuing operations for the year was $2.0 million, this loss included the following non-cash charges: impairment charges of $2.2 million, depreciation expense of $2.3 million and amortization expense of $0.6 million. Cash provided by operating activities also included decreased inventories of $5.4 million, increased accounts receivable of $0.8 million, increased accounts payable of $0.1 million and a decrease in prepayment and other assets of $6.5 million, partially offset by increased accrued liabilities of $1.3 million. In addition to cash provided by operating activities from continuing operations, other significant items affecting cash flows included capital expenditures of $1.0 million, net repayments of notes payable of $12.2 million and payments for debt issuance costs of $1.0 million.

At December 28, 2001, the Company's net working capital from continuing operations was a negative $6.6 million, including $0.3 million in cash and cash equivalents, as compared with a negative $4.0 million at December 29, 2000, including $6.0 million in cash and cash equivalents. The decrease in net working capital was primarily attributable to a decrease in cash of $5.7 million, a decrease in inventories of $5.4 million and a decrease in prepayments of $5.7 million, partially offset by increased accounts receivable of $0.8 million, decreased notes payable of $12.2 million, accounts payable of $0.1 million and accrued liabilities of $1.3 million.

During the year ended December 28, 2001, the Company's net cash flow from discontinued operations was a negative $7.5 million. A net loss from discontinued operations of $3.1 million and a decrease in accounts payable and accrued expenses of $4.4 million were the main contributing factors to the decrease in cash flow.

At January 3, 2003 the Company had a $40 million secured line of credit, which matures on March 8, 2004 and bears interest at the prime rate plus 1%, which amounted to 5.25% at January 3, 2003. At January 3, 2003 the Company's availability on the line of credit (based on an asset base limitation) was $11 million. The Company's ability to draw upon this line of credit is dependent upon its continued compliance with certain financial ratios and covenants. The Company had outstanding borrowings of $0 and $10.7 million at January 3, 2003 and December 28, 2001, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK.

         The following discussion about the Company's interest rate risk includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Pertinent provisions of Regulation S-K call for disclosures to clarify exposures to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Regulation defines "other financial instruments" to include trade accounts receivable, loans and structured notes. The Company does not utilize derivative instruments to manage such risks. The Company's principal credit agreement bears a floating interest rate of 1.0% over prime. Accordingly, the Company is subject to market risk associated with changes in interest rates. At January 3, 2003, nothing was outstanding under the credit agreement. With respect to accounts receivable, most of the Company's sales of manufactured homes are pre-sold, such that orders exist before construction begins. When manufactured homes are sold to dealers as inventory, such homes are generally paid from availability under the dealer's floor plan financing arrangement. In the typical case, funds are wired to the Company from the dealer's floor plan lender within 21 days of delivery to the dealer's lot. Management thus does not perceive that the Company is subject to a material market risk with respect to its non-interest bearing accounts receivable.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
Southern Energy Homes, Inc. and Subsidiaries

                                                                                             JANUARY 3,             DECEMBER 28,
                                                                                                2003                     2001
                                                                                            ------------           ----------------
ASSETS                                                                                                             (Restated - see
                                                                                                                            Note 2)
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $  6,960,000           $    328,000
 Accounts receivable, less allowance for doubtful accounts of
        $323,000 and $160,000, respectively                                                    6,740,000              8,178,000
 Inventories                                                                                   7,280,000              8,166,000
 Refundable income taxes                                                                       4,191,000                349,000
 Prepayments and other                                                                           483,000                440,000
 Current assets of discontinued operations                                                       800,000             11,981,000
                                                                                            ------------           ------------
                                                                                              26,454,000             29,442,000
                                                                                            ------------           ------------
PROPERTY, PLANT, AND EQUIPMENT:

   Property, plant and equipment, at cost                                                     31,636,000             31,899,000
   Less accumulated depreciation and amortization                                            (15,613,000)           (14,881,000)
                                                                                            ------------           ------------
                                                                                              16,023,000             17,018,000
                                                                                            ------------           ------------

INTANGIBLES AND OTHER NON-CURRENT ASSETS:

   Goodwill, net                                                                               3,305,000              3,305,000
   Investment in joint ventures                                                                4,300,000              4,908,000
   Other assets                                                                                  958,000              1,509,000
   Non-current assets of discontinued operations                                                 688,000             17,477,000
                                                                                            ------------           ------------
                                                                                               9,251,000             27,199,000
                                                                                            ------------           ------------
                                                                                            $ 51,728,000           $ 73,659,000
                                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Notes payable                                                                             $     32,000           $ 10,677,000
  Accounts payable                                                                             1,662,000              1,271,000
  Volume incentive payable                                                                     3,204,000              3,760,000
  Accrued payroll related expenses                                                             1,713,000              1,939,000
  Accrued workers' compensation                                                                1,886,000              2,277,000
  Accrued warranty                                                                             2,143,000              2,440,000
  Accrued other                                                                                1,808,000              1,692,000
 Current liabilities of discontinued operations                                                  320,000              3,002,000
                                                                                            ------------           ------------
                                                                                              12,768,000             27,058,000
                                                                                            ------------           ------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:

  Preferred stock, $.0001 par value, 1,000,000 shares authorized, none outstanding                    --                     --
  Common stock, $.0001 par value, 40,000,000 shares authorized, 12,133,865
     shares issued and outstanding                                                                 1,000                  1,000
  Capital in excess of par                                                                     8,330,000              8,330,000
  Retained earnings                                                                           30,629,000             38,270,000
                                                                                            ------------           ------------
                                                                                              38,960,000             46,601,000
                                                                                            ------------           ------------
                                                                                            $ 51,728,000           $ 73,659,000
                                                                                            ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
Southern Energy Homes, Inc. and Subsidiaries

                                                                                                Year Ended
                                                                       --------------------------------------------------------
                                                                           January 3,           December 28,       December 29,
                                                                                 2003               2001              2000
                                                                       ---------------         -------------      -------------
                                                                           (53 Weeks)           (52 Weeks)         (52 Weeks)
                                                                                                (Restated -        (Restated -
                                                                                                see Note 2)        see Note 2)
                                                                       ---------------         -------------      -------------
Net revenues                                                           $ 138,514,000           $ 129,105,000      $ 156,347,000
Cost of sales                                                            112,886,000             102,423,000        129,795,000
                                                                       -------------           -------------      -------------
     Gross profit                                                         25,628,000              26,682,000         26,552,000
Operating expenses:
     Selling, general and administrative                                  24,914,000              25,360,000         32,862,000
     Amortization of intangibles                                              53,000                 299,000            425,000
     Impairment and other charges                                                 --               2,240,000          5,818,000
                                                                       -------------           -------------      -------------
                                                                          24,967,000              27,899,000         39,105,000

Operating income (loss) from continuing operations                           661,000              (1,217,000)       (12,553,000)

Interest expense                                                            (593,000)               (893,000)        (1,464,000)
Interest income                                                               41,000                 112,000            234,000
                                                                       -------------           -------------      -------------

Income (loss) from continuing operations before income taxes                 109,000              (1,998,000)       (13,783,000)

Benefit for income taxes                                                     800,000                      --            325,000
                                                                       -------------           -------------      -------------

Income (loss) from continuing operations                                     909,000              (1,998,000)       (13,458,000)

Loss from discontinued operations, net of tax benefit of $4.5
million for the fiscal year ended January 3, 2003                         (8,550,000)             (3,074,000)        (3,654,000)
                                                                       -------------           -------------      -------------

     Net loss                                                          $  (7,641,000)          $  (5,072,000)     $ (17,112,000)
                                                                       =============           =============      =============

PER SHARE DATA:
Basic and diluted net income (loss) per share:

      Income (loss) from continuing operations                         $        0.07           $       (0.17)     $       (1.11)
      Loss from discontinued operations                                        (0.70)                  (0.25)             (0.30)
                                                                       -------------           -------------      -------------
           Net loss                                                    $       (0.63)          $       (0.42)     $       (1.41)
                                                                       =============           =============      =============
Weighted average number of common shares outstanding:

      Basic and diluted                                                   12,133,865              12,133,298         12,132,990
                                                                       =============           =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Southern Energy Homes, Inc. and Subsidiaries

                                             Common Stock                 Capital
                                     --------------------------          in Excess            Retained
                                       Shares           Amount             of Par              Earnings                Total
                                     ----------         -------          ----------          ------------           ------------
BALANCE, DECEMBER 31, 1999           12,132,990          $1,000          $8,329,000          $ 60,454,000           $ 68,784,000

  Net loss                                   --              --                  --           (17,112,000)           (17,112,000)
                                     ----------          ------          ----------          ------------           ------------
BALANCE, DECEMBER 29, 2000           12,132,990           1,000           8,329,000            43,342,000             51,672,000

  Exercise of stock options                 875              --               1,000                    --                  1,000
  Net loss                                   --              --                  --            (5,072,000)            (5,072,000)
                                     ----------          ------          ----------          ------------           ------------
BALANCE, DECEMBER 28, 2001           12,133,865           1,000           8,330,000            38,270,000             46,601,000

  Net loss                                   --              --                  --            (7,641,000)            (7,641,000)
                                     ----------          ------          ----------          ------------           ------------
BALANCE, JANUARY 3, 2003             12,133,865          $1,000          $8,330,000          $ 30,629,000           $ 38,960,000
                                     ==========          ======          ==========          ============           ============








The accompanying are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Southern Energy Homes, Inc. and Subsidiaries

                                                                                            Year Ended
                                                                     ----------------------------------------------------------
                                                                       January 3,           December 28,           December 29,
                                                                             2003                   2001                  2000
                                                                    -------------          -------------       ---------------
                                                                      (53 Weeks)            (52 Weeks)            (52 Weeks)
                                                                    -------------          -------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (Restated - see      (Restated - see
                                                                                                 Note 2)              Note 2)
Income (loss) from continuing operations                            $    909,000           $ (1,998,000)          $(13,458,000)
Adjustments to reconcile income (loss) from continuing
operations to net cash provided by operating activities:
      Equity (income) loss of joint ventures                            (329,000)              (365,000)               293,000
      Non-cash impairment charges                                             --              2,240,000              5,818,000
      Depreciation of property, plant and equipment                    2,240,000              2,327,000              2,379,000
      (Gain) loss on sale of property, plant and equipment               (44,000)               351,000                273,000
      Amortization of debt issuance costs                                370,000                290,000                     --
      Amortization of intangibles                                         53,000                299,000                425,000
      Provision for doubtful accounts receivable                         163,000                 (8,000)              (302,000)
   Change in assets and liabilities:
      Accounts receivable                                              1,478,000                836,000              5,102,000
      Inventories                                                        886,000              5,414,000             10,372,000
      Prepayments and other                                              (89,000)             6,497,000             (6,035,000)
      Refundable income taxes                                         (3,842,000)                    --              6,542,000
      Accounts payable                                                   390,000                111,000             (2,230,000)
      Accrued liabilities                                             (1,354,000)            (1,304,000)            (3,454,000)
                                                                    ------------           ------------           ------------
            Net cash provided by operating activities                    831,000             14,690,000              5,725,000
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                            (2,023,000)            (1,072,000)            (1,294,000)
      Investments in joint ventures                                     (549,000)              (146,000)              (445,000)
      Proceeds from sale of joint venture                              1,250,000                     --                     --
      Distributions from joint ventures                                  235,000                371,000                442,000
      Proceeds from sale of property, plant and equipment                823,000              1,155,000                 41,000
                                                                    ------------           ------------           ------------
             Net cash provided by (used in) investing
               activities                                               (264,000)               308,000             (1,256,000)
                                                                    ------------           ------------           ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayments on notes payable                                (10,645,000)           (12,170,000)            (8,208,000)
      Payment of debt issuance costs                                     (29,000)            (1,002,000)                    --
      Proceeds from exercise of stock options                                 --                  1,000                     --
                                                                    ------------           ------------           ------------
             Net cash used in financing activities                   (10,674,000)           (13,171,000)            (8,208,000)
                                                                    ------------           ------------           ------------
   Net increase (decrease) in cash and cash equivalents
      from in continuing operations                                  (10,107,000)             1,827,000             (3,739,000)
   Net cash provided by (used in) discontinued
      operations                                                      16,739,000             (7,544,000)               869,000
                                                                    ------------           ------------           ------------
    Net increase (decrease) in cash and cash equivalents               6,632,000             (5,717,000)            (2,870,000)
   Cash and cash equivalents at beginning of year                        328,000              6,045,000              8,915,000
                                                                    ------------           ------------           ------------
   Cash and cash equivalents at end of year                         $  6,960,000           $    328,000           $  6,045,000
                                                                    ============           ============           ============
   SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                        $    612,000           $  1,947,000           $  1,993,000

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

 Southern Energy Homes, Inc. and Subsidiaries

1. THE COMPANY AND BASIS OF PRESENTATION

         Southern Energy Homes, Inc. (the "Company") has three reportable segments: manufacturing, retail and component supply. The Company produces manufactured homes, primarily on a custom basis, for wholesale to dealers located primarily in the southeastern and south central regions of the United States. Retail sales are concentrated in the southeastern United States. The component supply segment sells various supply products to the Company's manufacturing segment and to third-party customers.

         The Company is on a 52/53-week year with the fiscal year ending on the Friday closest to the last day of December. The 2002 fiscal year included 53 weeks. The 2001 and 2000 fiscal years included 52 weeks.

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

2.  DISCONTINUED OPERATIONS

            In 2002, the Company closed eleven retail centers that were formerly part of the retail segment. These retail centers had been negatively affected by weak market conditions and restrictive retail financing conditions, principally as a result of the withdrawal of several lenders from the market. The decision to close the retail centers was based primarily on management's evaluation of recent operating results and future prospects. These centers were sold or closed by the end of December 2002.

         The Company also sold its consumer financing segment, principally consisting of the Wenco loan portfolio, in December 2002. The Wenco loan portfolio had a book value of approximately $11.8 million. The loan portfolio was sold for $6.1 million in a cash transaction. The decision to sell the loan portfolio was prompted by management's strategic plan to eliminate unprofitable business lines and thereby allow the Company to focus on its core manufacturing business.

            Accordingly, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results and disposal of the eleven retail centers and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments, have been classified in discontinued operations for all prior periods presented herein. The Company recognized a $13.1 million loss ($8.5 million net of tax benefit) on discontinued operations in the year ended January 3, 2003, which included $2.7 million of operating losses during the year (including $0.3 million for interest allocated to these retail centers based on average monthly inventory balances), $3.6 million to write-down the carrying value of unsold homes in retail inventory, $1.1 million for leasehold, severance, termination of leases and other related costs and the $5.7 million loss on sale of the Wenco loan portfolio. As required by SFAS 144, any further operating losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts. Historical operating results of the discontinued operations were as follows for the years ended:

                             January 3,          December 28,       December 29,
                               2003                  2001               2001
                             ----------         -------------      ------------
(In thousands)
Net revenues                 $   16,836         $      27,888      $     27,803

Operational loss                 (2,662)               (3,074)           (3,654)
Disposal loss                   (10,388)                   --                --
                             ----------         -------------      ------------
Net loss before tax          $  (13,050)        $      (3,074)     $     (3,654)
                             ==========         =============      ============

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal cost where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net assets of the discontinued operations are as follows:

                                                         January 3,         December 28,
                                                            2003                2001
                                                       --------------     ----------------
(In thousands)
CURRENT ASSETS:
Inventories                                            $          675     $         11,473
Prepayments and other                                             125                  508
                                                       --------------     ----------------
    Total current assets:                                         800               11,981
NON-CURRENT ASSETS:
Installment contracts receivable                                  342               13,165
Property, plant and equipment                                     344                2,251
Other assets                                                        2                2,061
                                                       --------------     ----------------
    Total non-current assets:                                     688               17,477
Current liabilities                                              (320)              (3,002)
                                                       --------------     ----------------
Net assets of discontinued operations                  $        1,168     $         26,456
                                                       ==============     ================

There are no material contingent liabilities, including environmental liabilities or litigation, related to the closed retail centers or the consumer finance business discontinued in 2002.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements.

INVESTMENTS IN JOINT VENTURES

         The Company accounts for its investments of 50% or less in joint ventures, where it does not have the ability to control, on the equity basis of accounting. Therefore, the Company's share of income or loss is recorded as equity income or loss from its ventures in the accompanying consolidated statements of operations (see Note 5).

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and highly liquid debt instruments and investments purchased with an original maturity of three months or less.

ADVERTISING COSTS

         Advertising costs are expensed as incurred and totaled $1,631,000, $1,493,000 and $1,916,000 for 2002, 2001 and 2000, respectively.

INVENTORIES

         Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories (excluding those reported in discontinued operations) follows:

                                                    January 3,          December 28,
                                                       2003                  2001
                                                    ----------          ----------
                          Raw materials             $3,725,000          $4,657,000
                          Work in progress             570,000             592,000
                          Finished goods             2,985,000           2,917,000
                                                    ----------          ----------
                                                    $7,280,000          $8,166,000
                                                    ==========          ==========


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is computed on the straight-line, accelerated cost recovery system or modified accelerated cost recovery system methods over the estimated service lives of depreciable assets (5-39 years for buildings and improvements, 3-10 years for machinery and equipment, 5-10 years for office and computer equipment, and 7-10 years for leasehold improvements, which is the lesser of the lease term or the asset's useful life). Cost of property, plant and equipment (excluding those reported in discontinued operations) is as follows:

                                        January 3,          December 28,
                                          2003                  2001
                                       -----------          -----------
Land                                   $   403,000          $   411,000
Buildings and improvements              13,900,000           14,827,000
Machinery and equipment                  9,715,000           10,567,000
Office and computer equipment            4,665,000            4,733,000
Leasehold improvements                   1,302,000            1,307,000
Construction-in-progress                 1,651,000               54,000
                                       -----------          -----------
                                       $31,636,000          $31,899,000
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

GOODWILL

         On December 29, 2001, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and requires an annual impairment test. SFAS No. 142 requires that impairment be tested at the reporting unit level, using a two-step approach. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying value.

         The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect throughout each fiscal year presented (in thousands, except per share amounts).

                                        2002               2001              2000
                                     ---------           -------           --------
Reported net  loss                   $  (7,641)          $(5,072)          $(17,112)
Pro forma adjustments
   Amortization of goodwill                 --               248                369
                                     ---------           -------           --------
Adjusted net loss                    $  (7,641)          $(4,824)          $(16,743)
                                     =========           =======           ========

Reported net loss per share          $   (0.63)          $ (0.42)          $  (1.41)
Adjusted net loss per share          $   (0.63)          $ (0.40)          $  (1.38)

         The Company has completed both the transitional and annual impairment tests of goodwill as required by SFAS 142 and concluded that the remaining goodwill which has a carrying value of $3.3 million at January 3, 2003 (which is net of accumulated amortization of $2.7 million), was not impaired.

LONG-LIVED ASSETS

         The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets to be held and used in the operations of the Company may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based on the asset's fair value and the amount of such impairment is charged to earnings (see Note 10).

COMPUTER SOFTWARE COSTS

         The Company capitalizes external direct costs of materials and services, payroll and payroll-related costs for employees directly associated with developing or obtaining computer software. Capitalized costs of computer software developed or obtained for internal use are amortized on a straight-line basis.

VOLUME INCENTIVE PAYABLE

         The Company provides rebates to dealers based upon a predetermined formula applied to the volume of homes sold to the dealer during the year. Such rebates (reflected as a reduction of gross revenues) are recorded at the time sales to independent dealers are recognized.

PRODUCT WARRANTIES

         The Company warrants its products against certain manufacturing defects for a period of one year commencing at the time of retail sale. The estimated cost of such warranties is accrued at the time of sale to the independent dealer based on historical warranty costs incurred. Periodic adjustments to the accrual are made when events occur which indicate changes are necessary.

INSURANCE ARRANGEMENTS

         The Company is partially self-insured for workers' compensation and health insurance claims. The Company purchases insurance coverage for all workers' compensation claims in excess of $350,000 per occurrence, and for all health-care claims in excess of $75,000 per occurrence (with an annual aggregate stop-loss limit of approximately $5.3 million for all claims). Amounts are accrued currently for the estimated costs of claims incurred, including related expenses. Management considers accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value because of the short-term nature of these instruments.

REVENUE RECOGNITION

         The Company manufactures its homes pursuant to dealer orders, and sales to independent dealers and related transit costs are recognized upon delivery of the home to the dealer's lot. Almost all of the Company's sales to its independent dealers are under floor-plan financing arrangements. Under these floor-plan financing arrangements, the Company bills the dealers upon completion of manufacture and at the same time transfers title. Consistent with these arrangements, the Company typically does not allow independent dealers to cancel a purchase after manufacture by the Company has commenced. The Company carries insurance which covers possible damage to a home while on the Company's premises prior to shipment and during shipment independent trucking companies transporting the Company's homes carry insurance to cover damage during shipment.

         Prior to the fourth quarter of 2001, the Company recorded a retail home sale when the customer signed an installment contract for the purchase of a manufactured home, the Company received the appropriate down payment, construction of the home was complete, and the home buyer had inspected and accepted the home. Effective with the beginning of the fourth quarter of 2001, the Company revised its criteria for recognizing revenue from retail operations to require that the buyers' purchases be fully funded, in addition to meeting all other purchase criteria previously required by the Company. The effect of the change in the Company's revenue recognition criteria was not material to the results of operations in 2001.

STOCK-BASED COMPENSATION

         Under fixed stock option plans, stock options may be granted to employees and directors at exercise prices that are equal to, less than, or greater than the fair market value of the Company's stock on the date of grant. Compensation expense, equal to the difference in exercise price and fair market value on the date of grant, is recognized over the vesting period for options granted at less than fair market value.

         In accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based plans. Accordingly, the Company has recognized no compensation expense for these plans during the three-year period ended January 3, 2003. Had the Company accounted for its stock-based compensation plans based on the fair value of awards granted consistent with the methodology of SFAS 123, the Company's reported net income and income per share for each of the three years ended January 3, 2003 would have been affected as indicated below. The effects of applying SFAS 123 on a pro forma basis for the three-year period ended January 3, 2003, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and as it is anticipated that additional grants will be made in future years.

         The Company accounts for all forms of stock compensation granted to directors and employees under APB Opinion No. 25, under which no compensation cost is recognized for options that are issued with exercise prices that equal or exceed the fair market value of the Company's common stock on the date of grant. Had compensation expense for the Company's stock options been determined under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been as follows:

                                                     2002                  2001                   2000
                                                  -----------           -----------           ------------
Net loss - as reported                            $(7,641,000)          $(5,072,000)          $(17,112,000)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards                                            (191,000)             (350,000)              (325,000)
                                                  -----------           -----------           ------------
Net loss - pro forma                              $(7,832,000)          $(5,422,000)          $(17,437,000)
                                                  ===========           ===========           ============

As reported - net loss per share                  $     (0.63)          $     (0.42)          $      (1.41)

Pro forma - net loss per share                    $     (0.65)          $     (0.45)          $      (1.44)


SHIPPING FEES AND COSTS

         Shipping revenues are included as a component of net revenues. Total shipping costs, which were included in selling, general and administrative expenses were $6,840,000, $7,224,000, and $9,575,000, during 2002, 2001, and
2000, respectively.

DEALER INTEREST PAYMENTS

         The Company has agreements with certain independent dealers to reimburse them for their interest costs incurred in connection with floor-plan financing. Payments related to these agreements are treated as customer incentives and are classified as a reduction of revenues in the accompanying consolidated statements of operations. For the years ended January 3, 2003, December 28, 2001, and December 29, 2000, such incentives amounted to $827,000, $954,000 and $1,238,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issue SFAS 143, Accounting for Asset Retirement Obligation, SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect of the standard on the Company's financial position, results of operations or cash flows.

         In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of SFAS 146 will be prospective as of the beginning of fiscal 2003. Accordingly, the Company cannot predict the effect of the standard on the Company's future financial position, results of operations or cash flows.

         On December 31, 2002, the FASB issued SFAS 148, Accounting for Stock-Base Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-base employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-base compensation. While SFAS 148 require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic method of APB No. 25.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 32 ("FIN 45"). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, specified types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45's provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has guarantees that are subject to the disclosure provisions of FIN 45. See Note 8, "Contingencies and Commitments." The adoption of the prospective recognition and measurement aspects of FIN 45 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, which superseded both SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations. The Company adopted SFAS 144 at the beginning of fiscal 2002. As a result, the closing of eleven retail centers and the sale of the Company's consumer financing business in 2002 are reported as discontinued operations. Those operations would not have met the criteria for treatment as discontinued operations under APB Opinion No. 30.

PRIOR YEAR RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

4. EARNINGS PER SHARE

         At January 3, 2003, December 28, 2001 and December 29, 2000, 1,448,141,
1,222,871 and 928,871 outstanding options were excluded from the weighted average number of common shares, on a diluted basis, because they were antidilutive.

5.  INVESTMENTS IN JOINT VENTURES

         The Company owns interests in five joint ventures. The Company owns a 39% interest in WoodPerfect, Ltd., a manufacturing joint venture, which produces rafters used in the production of homes manufactured by the Company and others. The Company owns a 50% interest in Wenco 21, LLC, an entity that originates installment loans for the purchase of homes manufactured by the Company and others. The Company owned 33% of Ridge Pointe Mfg., LLC, which manufactures cabinet doors for sale to participants in the joint venture as well as third-party customers. The Ridge Pointe Mfg., LLC interest was sold in May 2002 .. The Company also owns 30% of WoodPerfect of Texas, Inc., which manufactures rafters used in the production of manufactured homes. The Company owns a 33% interest in Hillsboro Manufacturing, Inc., which manufactures laminate wallboard. The Company owns 32% of Lamraft LLP which is a real estate holding company that leases facilities to a third party (see Note 9).

         The Company's investments in and advances to unconsolidated joint ventures amounted to $4.3 million and $4.9 million at January 3, 2003 and December 28, 2001, respectively. The Company's equity in the net earnings (losses) of these ventures was $0.3 million, $0.4 million and $(0.3) million in 2002, 2001 and 2000 respectively. The Company received cash distributions from joint venture investments of $1.5 million, $0.4 million and $0.4 million in 2002, 2001 and 2000, respectively. Retained earnings at January 3, 2003 and December 28, 2001, included undistributed earnings of joint ventures of $0.7 million and $1.3 million, respectively.

         The Company's significant joint ventures are Wenco 21 and WoodPerfect, Ltd. Wenco 21, 50% owned by the Company, originates installment loans for the purchase of manufactured homes. WoodPerfect, Ltd. a 39% owned joint venture, produces rafters used in the production of manufactured homes. The Company accounts for both investments by the equity method of accounting.

         A summary of the joint ventures' financial information is as follows:


                                                                              As of
                                                     ----------------------------------------------------
                                                         January 3, 2003                December 28, 2001
                                                     -------------------           ----------------------
Current Assets                                                 5,855,000                        5,378,000
Non current assets                                            24,787,000                       26,302,000
                                                     -------------------           ----------------------
Total assets                                                  30,642,000                       31,680,000

Current liabilities                                            2,470,000                        2,645,000
Non current liabilities                                       20,674,000                       22,083,000
                                                     -------------------           ----------------------
Total liabilities                                             23,144,000                       24,728,000
Shareholder's equity                                           7,498,000                        6,952,000
Company equity investment                                      4,419,000                        4,240,000

                                                                            For the Years Ended
                                                 --------------------------------------------------------------------------
                                                    January 3, 2003           December 28, 2001          December 29, 2000
                                                 ---------------------     -----------------------    ---------------------
Revenues                                                    38,874,000                 37,291,000                29,536,000
Cost of sales                                               33,506,000                 32,377,000                25,296,000
                                                 ---------------------     ----------------------     ---------------------
Gross profit                                                 5,368,000                  4,914,000                 4,240,000

Operating Income                                               983,000                    912,000                   723,000
Net income                                                     986,000                    879,000                   381,000

6. INCOME TAXES

         The provision (benefit) for income taxes for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000 was as follows:

                                               2002                   2001                 2000
                                           ------------           -----------           -----------
Continuing operations:
Current (benefit) expense:
    Federal                                 $  (751,000)          $  (304,000)          $(3,737,000)
    State                                       (49,000)              (45,000)             (550,000)
                                            -----------           -----------           -----------
                                               (800,000)             (349,000)           (4,287,000)
Deferred (benefit) expense:
    Federal                                          --               304,000             1,704,000
    State                                            --                45,000             2,258,000
                                            -----------           -----------           -----------
                                                     --               349,000             3,962,000
                                            -----------           -----------           -----------

Total  income tax benefit                            --
   continuing operations                       (800,000)                   --              (325,000)
Income tax benefit -
   discontinued operations                   (4,500,000)                   --                    --
                                            -----------           -----------           -----------
Total income tax expense (benefit)          $(5,300,000)          $        --           $  (325,000)
                                            ===========           ===========           ===========


         The provision (benefit) for income taxes applicable to continuing operations differed from the amounts computed by applying the federal statutory rate of 34% in fiscal year 2002, 2001 and 2000 due to the following:

                                                                   2002                2001                  2000
                                                                 ---------           ---------           -----------
Federal taxes (benefit) at statutory rate on income              $  37,000           $(679,000)          $(4,686,000)
   from continuing operations  before income taxes
Change in valuation allowance                                     (171,000)            701,000             4,412,000
State taxes (benefit), net of federal income tax effect           (382,000)            (59,000)             (401,000)
Goodwill amortization and other                                   (284,000)             37,000               350,000
                                                                 ---------           ---------           -----------
                                                                 $(800,000)                 --           $  (325,000)
                                                                 =========           =========           ===========

The deferred tax effects of temporary differences at January 3, 2003 and December 28, 2001 are as follows:

                                                   January 3,           December 28,
                                                      2003                  2001
                                                  -----------           -----------
Deferred tax benefits:
     Warranty accrual                             $   793,000           $   903,000
     Workers' compensation accrual                    698,000               843,000
     Accrued expenses                                 988,000             1,271,000
     State operating loss carry forwards            2,597,000             2,244,000
     Other                                            518,000               560,000
                                                  -----------           -----------
                                                    5,594,000             5,821,000
Deferred tax liabilities:
     Depreciation                                    (381,000)             (467,000)
     Other                                           (271,000)             (241,000)
                                                  -----------           -----------
                                                     (652,000)             (708,000)
                                                  -----------           -----------

Net deferred tax benefits                           4,942,000             5,113,000
Valuation allowance                                (4,942,000)           (5,113,000)
                                                  -----------           -----------
     Net deferred taxes                           $        --           $        --
                                                  ===========           ===========

         Because the Company has operated at a loss in recent fiscal years, management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. As a result, the Company has established valuation allowances against the net deferred tax benefits related to net operating loss carry forwards and other net deductible temporary differences between financial and taxable income. The valuation allowance may be reversed in future years if the Company returns to profitability.

         At January 3, 2003, the Company had no federal net operating loss carry forward. State net operating loss carryforwards amounting to $48.2 million are available to offset future taxable income in number of states and they expire at various dates in 2006 through 2022. The tax losses generated in 2002 and 2001 for federal income tax purposes have been carried back under the temporary 5 year net operating loss carry back rules applicable to 2002 and 2001. Accordingly, the Company will file a carryback refund claim in 2003 and expects to receive federal income tax refunds of $5.0 million with respect to the 2002 net operating loss. Approximately $4.5 million of the 2002 refund claim relates to losses incurred in 2002 on discontinued operations. Accordingly, this portion of the 2002 carryback benefit has been allocated to discontinued operations in the consolidated statements of operations.

7. NOTES PAYABLE

         The Company finances a portion of its inventory of homes held by its retail centers through floor-plan notes payable with various financial institutions. The notes normally require periodic payments of principal and interest, and full payments when the home is sold to a customer. No inventory was financed during 2002. The weighted average interest rates on these borrowings during 2001 and 2000 were 7.75% and 10.0%, respectively. These notes payable at December 28, 2001 amounted to $401,000.

          During fiscal 2002 and 2001, the Company financed a portion of its retail inventory with a $40 million secured bank line of credit, which matures on March 8, 2004 and bears interest at the Prime Rate plus 1% (5.25% at January 3, 2003). The weighted average interest rates on these borrowings during 2002 and 2001 were 5.7% and 7.6%, respectively. The line of credit is secured by substantially all of the Company's assets. At January 3, 2003, the Company's availability on the line of credit was $11,027,000. In February 2003, the Company reduced the availability under its line of credit from $40 million to $10 million because of its improved financial condition and to reduce ongoing commitment fees. The Company's ability to draw upon this line of credit is dependent upon its continued compliance with certain financial ratios and covenants and is subject to a borrowing base limitation based on accounts receivable and inventories. The Company had outstanding borrowings under the secured line of credit of $0 and $10.7 million at January 3, 2003 and December 28, 2001, respectively.

8. COMMITMENTS AND CONTINGENCIES

REPURCHASE AGREEMENTS

         Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $2.0 million, $4.2 million, and $8.7 million for the years ended 2002, 2001 and 2000 respectively. Losses on homes repurchased under these agreements were $0.5 million, $0.9 million, and $0.9 million in 2002, 2001 and 2000, respectively. At January 3, 2003 the Company had a reserve of $250,000 for future repurchase losses. At January 3, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $38 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements, or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. The Company is also obligated to repurchase homes financed by Wenco 21, LLC upon a third payment default for 50% of the outstanding loan balance. The Company's potential exposure under this commitment is approximately $4.5 million. Losses on homes repurchased under this obligation were not significant in fiscal 2002, 2001 and 2000.

LETTERS OF CREDIT

         The Company has provided a letter of credit for $0.5 million to a lending institution to provide additional wholesale floor plan resources for the Company's independent dealers and $0.1 million letter of credit to an insurance company to secure a bond to do business in a particular state.

OPERATING LEASES

         The Company leases certain manufacturing facilities and retail sales centers under operating leases. Rent expense under all leases was $0.7 million for the year ended January 3, 2003, $1.1 million for the year ended December 28, 2001, and $1.5 million for the year ended December 29, 2000. Future minimum lease payments for each of the next five years at January 3, 2003, are $0.1 million, $0.1 million, $0.2 million, $0 and $0, respectively.

LITIGATION

         The Company is a party to various legal proceedings incidental to its business. The Company typically issues a one-year warranty on new manufactured homes. The Company provides for warranty costs at the time of sale in the ordinary course based on historical warranty experience as described in Note 2. The majority of the Company's outstanding legal proceedings are claims related to warranty on manufactured homes or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved. For the years ended January 3, 2003 and December 28, 2001, accrued litigation reserves, (in addition to normal warranty and workmen's compensation claims reserves) were $0.9 million and $0.8 million, respectively.

9. EMPLOYEE BENEFIT PLANS

         The Company has employee stock options outstanding under its 1993 Stock Option Plan and 2002 Incentive Award Plan. The 1993 Plan (which has now terminated although outstanding options granted thereunder remain exercisable) authorized a total of 1,500,000 shares of Company common stock for issuance to key employees and advisors upon exercise of options, and the 2002 Plan authorizes a total of 1,000,000 shares for issuance upon exercise of options or in the form of restricted stock awards. The Company granted options to acquire 220,000, 319,250, and 330,250 shares of common stock in 2002, 2001, and 2000, respectively. The Company has not to date made any restricted stock awards. The exercise prices of the options under both plans approximated the fair market value of the Company's common stock at the date of grant. Of the 1,500,000 shares authorized and reserved for issuance under the 1993 Plan, at January 3, 2003, a total of 1,116,391 were subject to outstanding options, of which 1,074,391 were then exercisable. No further grants will be made under the 1993 Plan. Of the 1,000,000 shares authorized and reserved for issuance under the 2002 Plan, at January 3, 2003, a total of 219,250 were subject to outstanding options, of which 26,000 were exercisable on that date, and 780,750 remained available for issuance or grant.

         The Company also maintains a stock option plan, which authorizes a total of 100,000 shares of Company common stock for issuance to the Company's non-employee directors. Under the plan, outside directors each year are automatically granted options to purchase 3,750 shares. In 2002, 2001, and 2000, the Company granted options to acquire 18,750, 22,500 and 22,500 shares, respectively, of common stock to its non-employee directors. The grants in 2002 included 6,250 shares under the plan, and 12,500 shares granted by the board on the same terms and conditions as under the plan. The exercise prices of the options approximated the fair market value of the Company's common stock at the date of grant. At January 3, 2003, options to purchase 100,000 shares were outstanding and exercisable under the plan, and 12,500 shares were reserved for issuance upon exercise of the options granted by the board of directors on the same terms and conditions as under the plan.

The following table summarizes the changes in the number of shares under option pursuant to the plans described above:

                                                          Weighted                     Weighted                       Weighted
                                                           Average                      Average                        Average
                                           January 3,     Exercise    December 28,     Exercise       December 29,     Exercise
                                              2003          Price         2001            Price           2000          Price
                                           ----------   ------------  ------------    ------------   -------------   -----------
Outstanding at beginning of year           1,222,871           $3.24       928,871           $3.83       604,708           $5.19
Granted                                      238,750            2.11       341,750            1.61       352,750            1.06
Exercised                                         --              --          (875)           1.65            --              --
Forfeited                                    (13,480)           1.64       (46,875)           3.18       (28,587)           4.08
                                          ----------    ------------    ----------    ------------   -----------     -----------
Outstanding at end of year                 1,448,141           $2.75     1,222,871           $3.24       928,871           $3.83
                                          ==========    ============    ==========    ============   ===========     ===========
Exercisable at end of year                 1,212,891           $3.27     1,091,684           $3.44       789,144           $4.17
Weighted average fair value of
options granted during the year                                $1.70                         $1.03                         $0.75

The following table summarizes information about stock options outstanding at January 3, 2003:

                                   Options Outstanding                                     Options Exercisable
                   ------------------------------------------------------           ---------------------------------
                        Number           Weighted-                                    Number
     Range of       Outstanding at         Average           Weighted-              Exercisable          Weighted-
     Exercise         January 3,          Remaining           Average                 January 3,          Average
      Prices             2003          Contractual Life    Exercise Price               2003           Exercise Price
      ------       ----------------    ----------------    --------------         -----------------    --------------
        Under 2.04          626,250               6.85             $ 1.30                  584,250            $ 1.29
       2.05 - 2.43          238,000               9.18               2.11                   44,750              2.08
       2.44 - 4.52           91,800               6.66               2.46                   91,800              2.46
       4.53 - 5.49           11,250               6.41               4.53                   11,250              4.53
       5.50 - 9.49          443,341               4.47               5.50                  443,341              5.50
    9.49 and above           37,500               4.46              10.80                   37,500             10.80
                   ----------------    ---------------    ---------------         ----------------    --------------
                          1,448,141               6.09             $ 2.75                1,212,891            $ 3.27
                   ================    ===============    ===============         ================    ==============


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000:

                                        2002                        2001                         2000
                             ---------------          ------------------             -----------------
Dividend yield                            0%                          0%                           0%
Expected volatility                      72%                         74%                          50%
Risk-free interest rate                5.10%                       5.09%                        6.47%
Expected life (years)                     10                          10                           10

         Of the options granted in 2002, 43,750 options were exercisable immediately, 100,000 shares become exercisable equally over four years and the remainder become exercisable equally over two years. Vesting of the 2001 grants is 247,500 options vesting immediately and the remainder vesting equally over two years. Vesting of the 2000 grants is 247,500 options vesting immediately and the remainder vesting equally over two years.

         The Company offers a 401(k) retirement plan to employees having completed one year of service, whereby eligible employees may contribute up to 20% of their annual compensation subject to limitations by the Internal Revenue Service. The Company may match up to 100% of the employee contributions as limited by the Internal Revenue Service. For the years ended January 3, 2003, December 28, 2001, and December 29, 2000, Company contributions to the plan were $75,000, $84,000 and $98,000, respectively.

10. IMPAIRMENT AND OTHER CHARGES

         During 2001, the Company recorded an impairment charge of $1.6 million for the remaining goodwill related to its retail operations segment. The charge was required because of continued losses at the two retail centers where the goodwill was recorded. This impairment charge is reported in continuing operations in the accompanying statement of operations because under the accounting rules governing discontinued operations in 2001 (APB 30), these retail centers did not meet the criteria for classification as discontinued operations. The Company also recorded a $602,000 impairment charge related to its investment in an unprofitable joint venture.

         During 2000, the Company decided to close eleven retail centers. In connection with the decision to close these retail centers, the Company recorded a pre-tax charge of $5.8 million consisting of the impairment of the intangible assets and exit costs associated with rental commitments and leasehold improvements.

         A summary of activity in the restructuring liability accounts (including amounts reported in the accompanying balance sheets as current liabilities of discontinued operations in 2002) follows:

                                                          2002                2001                  2000
                                                        ---------           ---------           -----------
Restructuring liabilities at beginning of year          $  29,000           $ 227,000           $ 1,397,000
Exit costs accrued                                        832,000                  --               427,000
Employee termination costs accrued                        103,000                  --                    --
Payments charged to the liability accounts               (620,000)           (198,000)           (1,597,000)
                                                        ---------           ---------           -----------
Restructuring liabilities at end of year                $ 344,000           $  29,000           $   227,000
                                                        =========           =========           ===========

A substantial portion of the impairment and other charges recognized in 2000 through 2002 involved the write-down of assets and did not require cash payments.

A summary of non-cash related components of the special charges follows:

                                                     2002                2001                2000
                                                  ----------          ----------          ----------
Impairment of facilities                          $  429,000          $       --          $  153,000
Impairment of intangible assets                           --           1,638,000           4,978,000
Inventory write down                               3,584,000                  --                  --
Leasehold impairments                                248,000                  --             206,000
Other                                                462,000             602,000             481,000
                                                  ----------          ----------          ----------
Total non-cash charges                            $4,723,000          $2,240,000          $5,818,000
                                                  ==========          ==========          ==========
These non-cash charges are reflected in:

Continuing operations                             $       --          $2,240,000          $5,818,000
Discontinued operations                           $4,723,000                  --                  --

11. SEGMENT AND RELATED INFORMATION

         The Company has three reportable segments: manufacturing, retail operations and component supply. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. Although each manufacturing facility is an operating segment, they are aggregated into one segment for reporting purposes because they produce similar products using similar production techniques and they sell their products to the same class of customer. In addition, they are subject to the same regulatory environment and their economic characteristics (measured on terms of profitability) are similar. The retail operations segment sells homes to retail customers which have been produced by the Company's manufacturing segment and various other manufacturers. The component supply segment sells various supply products to the Company's manufacturing segment and to third-party customers.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profit and segment operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third-parties, at current market prices. The Company does not allocate income taxes to its segments. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.

         Revenue from segments below the quantitative thresholds are attributable to two other operating segments of the Company which include a trucking business (closed in July 2001) and a small insurance business. These segments have never met the quantitative thresholds for determining reportable segments. The Corporate segment does not generate any revenues, but does incur certain administrative expenses that are not allocated to reportable segments.

         The financial information for the periods ended December 28, 2001 and December 29, 2000 concerning reportable segments has been restated to reflect the reclassification of the eleven retail centers closed in 2002 and the consumer financing business as discontinued operations (Note 2).

         The following tables present information about segment revenues, gross profit, and operating profit or loss (dollars in thousands):

                                                         2002                2001                2000
                                                      ---------           ---------           ---------
REVENUES:
    Manufacturing                                     $ 132,862           $ 133,640           $ 150,725
    Retail Operations                                     9,234              10,487              22,900
    Component Supply                                     24,632              23,342              30,097
    All Other                                               289               3,439               8,091
    Eliminations for intersegment revenues:
       Manufacturing                                     (6,735)            (18,395)            (22,426)
       Component Supply                                 (21,768)            (20,327)            (25,596)
       All Other                                             --              (3,081)             (7,444)
                                                      ---------           ---------           ---------
Total revenues                                        $ 138,514           $ 129,105           $ 156,347
                                                      =========           =========           =========

GROSS PROFIT:

    Manufacturing                                     $  21,195           $  21,324           $  19,875
    Retail Operations                                     1,774               3,940               5,545
    Component Supply                                      2,187               2,065               2,376
    All Other                                              (672)              2,674               5,713
    Eliminations                                          1,144              (3,321)             (6,957)
                                                      ---------           ---------           ---------
Gross profit                                          $  25,628           $  26,682           $  26,552
                                                      =========           =========           =========


SEGMENT OPERATING INCOME (LOSS) BEFORE TAX:

    Manufacturing                                     $   3,971           $   5,027           $   2,253
    Retail Operations                                    (2,474)             (4,592)            (13,692)
    Component Supply                                      1,346               1,114               1,064
    All Other                                               100                 137                 391
    Eliminations                                          1,144                (240)                486
                                                      ---------           ---------           ---------
Total segment operating income (loss)                     4,087               1,446              (9,498)

Income/expenses not allocated to segments:

    Corporate expenses                                   (3,978)             (3,444)             (4,285)
    Tax benefit                                             800                  --                 325
                                                      ---------           ---------           ---------

Income (loss) from continuing operations              $     909           $  (1,998)          $ (13,458)
                                                      =========           =========           =========

A summary of segment assets, depreciation and amortization, and capital additions for the years ended 2002, 2001, and 2000, is as follows for continued operations:

                                                Segment          Depreciation and       Capital
                                                Assets            Amortization         Additions
                                             ------------         ------------        ------------
2002:
    Manufacturing                            $ 16,561,000           $  852,000          $  277,000
    Retail Operations                           4,368,000              114,000               9,000
    Component Supply                            3,583,000              199,000             999,000
                                             ------------           ----------          ----------
          Total reportable segments            24,512,000            1,165,000           1,285,000

    All Other                                       9,000                   --                  --
    Corporate (unallocated)                    26,725,000            1,498,000             738,000
    Eliminations                               (1,006,000)                  --                  --
    Discontinued operations                     1,488,000                   --                  --
                                             ------------           ----------          ----------
    Consolidated                             $ 51,728,000           $2,663,000          $2,023,000
                                             ============           ==========          ==========

2001:

    Manufacturing                            $ 19,252,000           $  925,000          $  608,000
    Retail Operations                           6,748,000              238,000              68,000
    Component Supply                            3,601,000              234,000               2,000
                                             ------------           ----------          ----------
          Total reportable segments            29,601,000            1,397,000             678,000

    All Other                                      48,000                2,000                  --
    Corporate (unallocated)                    17,654,000            1,517,000             394,000
    Eliminations                               (3,102,000)                  --                  --
    Discontinued operations                    29,458,000                   --                  --
                                             ------------           ----------          ----------
    Consolidated                             $ 73,659,000           $2,916,000          $1,072,000
                                             ============           ==========          ==========

2000:

    Manufacturing                            $ 23,624,000           $1,141,000          $  244,000
    Retail Operations                          13,773,000              433,000             168,000
    Component Supply                            4,147,000              246,000             109,000
                                             ------------           ----------          ----------
          Total reportable segments            41,544,000            1,820,000             521,000

    All Other                                     336,000                8,000                  --
    Corporate (unallocated)                    27,906,000              976,000             773,000
    Eliminations                               (2,683,000)                  --                  --
    Discontinued operations                    28,084,000                   --                  --
                                             ------------           ----------          ----------
    Consolidated                             $ 95,187,000           $2,804,000          $1,294,000
                                             ============           ==========          ==========

12. CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with credit-worthy, high-quality financial institutions.

         The Company's customer base is concentrated in the manufactured home industry. Customers are located in the southeastern and southwestern United States. The Company requires no collateral or other security to support customer receivables. An allowance for doubtful accounts has been established for potential credit losses.

13. RELATED PARTY TRANSACTIONS

         The Company sold homes to a development company affiliated with certain stockholders who were also executive officers of the Company during the years ended January 3, 2003, December 28, 2001, and December 29, 2000, which amounted to $42,000, $52,000, and $44,000, respectively.

14. SUMMARY OF UNAUDITED QUARTERLY FINANCIAL DATA

         Unaudited quarterly financial information is as follows:

                                                                    Quarter Ended                                    Year Ended
                                       ----------------------------------------------------------------------     ----------------
                                           March 29,      June 28,             September 27,      January 3,         January 3,
                                            2002 (2)      2002 (2)               2002 (1)          2003 (1)             2003
                                       -------------- ---------------       ----------------   --------------     ----------------
Net revenues                            $ 31,105,000     $ 39,656,000           $ 34,522,000     $ 33,231,000        $ 138,514,000
Gross profit                               5,718,000        7,755,000              6,969,000        5,186,000           25,628,000
Income tax benefit                                --               --                     --          800,000              800,000
Income (loss) from continuing
   operations                                105,000        1,272,000                647,000       (1,115,000)             909,000
Loss from discontinued
   operations(3)(4)                         (903,000)      (1,017,000)            (3,514,000)      (3,116,000)          (8,550,000)
Net income (loss)                           (798,000)         255,000             (2,867,000)      (4,231,000)          (7,641,000)
Income (loss) per share:
   Income (loss) from
      continuing  operations            $       0.01     $       0.10           $       0.05     $      (0.09)       $        0.07
   Loss from discontinued
      operations                               (0.07)           (0.08)                 (0.29)           (0.26)               (0.70
   Net  income (loss)                   $      (0.06)    $       0.02           $      (0.24)    $      (0.35)       $       (0.63)
Weighted average number of
     common shares outstanding            12,133,865       12,133,865             12,133,865       12,133,865           12,133,865

                                                                     Quarter Ended                                    Year Ended
                                       -------------------------------------------------------------------------    -------------
                                           March 30,      June 29,        September 28,           December 28,       December 28,
                                            2001 (2)      2001 (2)             2001 (2)              2001 (2)          2001 (2)
                                       ---------------  ------------      -----------------       --------------    -------------
Net revenues                           $ 27,384,000     $ 34,161,000           $ 33,551,000         $ 34,009,000    $ 129,105,000
Gross profit                              5,415,000        7,192,000              7,420,000            6,655,000       26,682,000
Income taxes (benefit)                           --               --                     --                   --               --
Income (loss) from continuing
   operations (5)                        (1,255,000)         558,000                698,000           (1,999,000)      (1,998,000)
Loss from discontinued
   operations                              (207,000)        (433,000)              (968,000)          (1,466,000)      (3,074,000)
Net income (loss)                        (1,462,000)         125,000               (270,000)          (3,465,000)      (5,072,000)
Income (loss) per share:
      Income (loss) from
        continuing operations          $      (0.10)     $      0.04           $       0.05         $      (0.16)    $      (0.17)
      Loss from discontinued
         operations                           (0.02)           (0.03)                 (0.08)               (0.12)           (0.25)
           Net  loss                   $      (0.12)    $       0.01           $      (0.03)        $      (0.28)    $      (0.42)
Weighted average number of
    common shares outstanding            12,132,990       12,132,990             12,133,350           12,133,865       12,133,298

(1) In the third quarter of 2002 the Company made the decision to close seven retail centers and in the fourth quarter of 2002 the Company closed an additional four retail centers and sold its Wenco Finance loan portfolio.

(2) The financial information for the periods shown above has been restated to reflect the reclassification of closed retail centers and the consumer finance business as discontinued operations (see note 2).

(3) In the third quarter of 2002, the Company closed seven retail centers. The Company recognized a loss on discontinued operations in the third quarter of $3.3 million (net of a tax benefit of $1.8 million) or $0.27 per share consisting of operating losses during the quarter, a write-down of the carrying value of unsold homes in current retail inventory, severance, exit costs associated with rental commitments, and write-down of equipment and leasehold improvements.

(4) In the fourth quarter of 2002, the Company sold its Wenco loan portfolio. The Company recognized a pre-tax loss on discontinued operations in the fourth quarter from the sale of the loan portfolio of $5.7 million.

(5) During the fourth quarter of 2001, the Company recorded charges of $2.5 million associated with the impairment of intangible assets related to the Company's retail centers ($1.6 million), a reserve for the impairment of a joint venture ($602,000) and loss on sale of the North Carolina manufacturing plant ($321,000).

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Southern Energy Homes, Inc.

         We have audited the accompanying consolidated balance sheets of Southern Energy Homes, Inc. (a Delaware Corporation) and subsidiaries as of January 3, 2003 and December 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Energy Homes, Inc. and subsidiaries as of January 3, 2003 and December 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.

                                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
February 26, 2003

Statement of Management's Responsibility
Southern Energy Homes, Inc. and subsidiaries

         The consolidated financial statements and related information herein were prepared by the Company and were based on accounting principles generally accepted in the United States, appropriate in the circumstances to reflect in all material respects the consolidated financial position of the Company as of January 3, 2003 and December 28, 2001, and the consolidated results of operations and cash flows for each of the years ended January 3, 2003 and December 28, 2001 and December 29, 2000. The financial information presented elsewhere in this Annual Report on Form 10-K has been prepared in a manner consistent with the financial statement disclosures.

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

         Ernst & Young LLP has audited the consolidated financial statements in accordance with auditing standards generally accepted in the United States and their report appears herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 16, 2002, the Company determined not to renew the engagement of its independent accountants, Arthur Andersen LLP ("Andersen") and on April 17, 2002 appointed Ernst & Young LLP ("Ernst & Young") as its new independent accountants, effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit its financial statements for the fiscal year ending January 3, 2003. The decision not to renew the engagement of Andersen and to retain Ernst & Young was approved by the Company's Board of Directors upon the recommendation of its Audit Committee. Andersen's report on the Company's fiscal 2001 financial statements was issued earlier in March 2002, in conjunction with the filing of the Company's Annual Report on Form 10-K for the year ended December 28, 2001.

         During the Company's two most recent fiscal years ended December 28, 2001, and the subsequent interim period through April 16, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

         The audit reports of Andersen on the Company's financial statements as of and for the fiscal years ended December 29, 2000 and December 28, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from Andersen is incorporated by reference herein as indicated in Item 15 (a) (3).

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company's two most recent fiscal years and the subsequent interim period through April 16, 2002.

         During the Company's most recent fiscal years ended December 28, 2001, and the subsequent interim period through April 16, 2002, neither the Company nor anyone on its behalf consulted with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors is contained in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 2003 and is incorporated herein by reference.

         Information concerning executive is contained in the text appearing under Part I, Item 1 under the caption "Executive Officers."

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Company's proxy statement for the annual meeting of stockholders to be held May 20, 2003 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is contained in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 2003 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this Item is contained in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 2003 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is contained in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 2003 and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, within 90 days prior to the date of the filing of this annual report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses with regard to the Company's internal controls, subsequent to that evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a)    The following documents are filed as part of this report in item 8:


         (1)  Financial Statements

         Consolidated Balance Sheets as of January 3, 2003 and December 28,
         2001.

         Consolidated Statements of Operations for each of the three fiscal years in the period ended January 3, 2003.

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended January 3, 2003.

         Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 3, 2003.

         Notes to Consolidated Financial Statements

         Report of Ernst & Young LLP, Independent Auditors

         Statement of Management's Responsibility

         (2)  Financial Statement Schedules

         Schedule II - Valuation and Qualifying accounts and reserves for the years ended January 3, 2003, December 28, 2001 and December 29, 2000.

         All other schedules have been omitted because they are either not applicable or substantially equivalent information is disclosed elsewhere in this report.

         (3)  Exhibits

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

                  10.26 Loan and Security Agreement, dated as of March 9, 2001, among the financial institutions named therein as Lenders, AmSouth Bank as Agent, AmSouth Capital Corp. as Administrative Agent, Southern Energy Homes, Inc. as a borrower and the other borrowers named therein (filed as exhibit 10.26 to the Company's Form 10-Q for the quarter ended March 30, 2001)

                  16.1 Letter of Arthur Andersen LLP regarding change in certifying accountant, Letter of Arthur Andersen LLP regarding change in certifying accountant (filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated April 16, 2003.

                           The following Exhibits are filed herewith:

                  10.25    Southern Energy Homes, Inc. 2002 Incentive Award Plan

                  10.27 Amendments to Loan and Security Agreement dated as of March 9, 2001, among the financial institutions named herein as Lenders, AmSouth Bank as Agent, AmSouth Capital Corp. as Administrative Agent, and Southern Energy Homes, Inc. and subsidiaries, as Borrowers, dated September 30, 2001 (letter agreement), February 21, 2002 (No. 1) August 30, 2002 (No. 2), November 7,
                           2002 (No. 3), and March 25, 2003 (No. 4).

                  21       List of Subsidiaries of the Registrant

                  23       Consent of Ernst & Young LLP, Independent Auditors

                  99.1 Officer's Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                  99.2 Officer's Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

During the quarter ended January 3, 2003, the Company filed the following current reports on Form 8-K:

                  On October 1, 2002, Southern Energy Homes, Inc. filed a Form 8-K reporting its announcement that it will close or sell the majority of its remaining retail distribution centers.

                  On October 17, 2002, Southern Energy Homes, Inc. filed a Form 8-K reporting its news release announcing the results of the Company's operations for the quarter ended September 27, 2002.

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SOUTHERN ENERGY HOMES, INC.
                               Registrant




                               By: :/S/ Keith O. Holdbrooks
                                    ------------------------------------
                                    Keith O. Holdbrooks
                                    Chief Executive Officer

Date:  March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----
/S/ Keith O. Holdbrooks                              Chief Executive Officer            March 31, 2003
-------------------------------------                President
Keith O. Holdbrooks                                  and Director

/S/ James L. Stariha                                 Chief Financial Officer,           March 31, 2003
------------------------------------                 Treasurer
James L. Stariha


/S/ Wendell L. Batchelor                             Chairman                           March 31, 2003
------------------------------------                 and Director
Wendell L. Batchelor


/S/ Johnny R. Long                                   Director                           March 31, 2003
------------------------------------
Johnny R. Long

/S/ Louis C. Henderson Jr.                           Director                           March 31, 2003
------------------------------------
Louis C. Henderson, Jr.


/S/ Clinton O. Holdbrooks                            Director                           March 31, 2003
----------------------------------------
Clinton O. Holdbrooks

/S/A.C. (Del) Marsh                                  Director                           March 31, 2003
----------------------------------------
A.C. (Del) Marsh

/S/  James A. Taylor                                 Director                           March 31, 2003
-------------------------------------
James A. Taylor

               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Keith O. Holdbrooks, certify that:

1. I have reviewed this yearly report on Form 10-K of Southern Energy Homes, Inc.;

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

         c) presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ KEITH O. HOLDBROOKS
Keith O. Holdbrooks
Chief Executive Officer

               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James L. Stariha, certify that:

1. I have reviewed this yearly report on Form 10-K of Southern Energy Homes, Inc.;

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

         c) presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JAMES L. STARIHA
James L. Stariha
Chief Financial Officer

                           SOUTHERN ENERGY HOMES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                             Balance at             Additions charged
                                            beginning of              to costs and                                   Balance at end
              Description                      period                   expense                Deductions              of period
------------------------------------     -------------------     ---------------------        --------------        ----------------
Allowance for Doubtful Accounts
                 2002                              $160,000                  $271,000  (1)         $108,000  (2)           $323,000
                 2001                               168,000                   488,000  (1)          496,000  (2)            160,000
                 2000                               470,000                    63,000  (1)          365,000  (2)            168,000
Litigation reserve
                 2002                               763,000                 1,061,000  (3)          922,000  (4)            902,000
                 2001                             1,475,000                    45,000  (3)          757,000  (4)            763,000
                 2000                             1,541,000                   375,000  (3)          441,000  (4)          1,475,000

(1)      Bad debt expense
(2)      Write-offs, net of recoveries
(3)      Provisions and reserve adjustments
(4)      Settlement payments charged to reserve