Form 10-Q
period 2003-04-04
SOUTHERN ENERGY HOMES INC
filed 2003-05-15
CIK 896397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended April 4, 2003 or

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


     12,133,865 shares of Common Stock, $.0001 par value, as of May 8, 2003
     ----------------------------------------------------------------------

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                                     INDEX



                                                                                                  Page

PART I            FINANCIAL INFORMATION:

Item 1            Financial Statements

                  Consolidated Condensed Balance Sheets (unaudited),
                      April 4, 2003 and January 3, 2003                                             3

                  Consolidated Condensed Statements of Operations (unaudited) - Thirteen
                      Weeks Ended April 4, 2003 and March 29, 2002                                  4

                  Consolidated Condensed Statements of Cash Flows (unaudited) - Thirteen
                      Weeks Ended April 4, 2003 and March 29, 2002                                  5

                  Notes to Consolidated Condensed Financial Statements (unaudited)                  6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               12

Item 3            Quantitative and Qualitative Disclosure of Market Risk                            18

Item 4            Controls and Procedures                                                           18

PART II           OTHER INFORMATION:

Item 1            Legal Proceedings                                                                 19

Item 6            Exhibits and Reports on Form 8-K                                                  19

                  SIGNATURES                                                                        20

                  CERTIFICATIONS                                                                    21

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            April 4,          January 3,
                                                                              2003               2003
                                                                         --------------    --------------
                                                                           (Unaudited)        (Note 1)

                                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $    4,649,000    $    6,960,000
   Accounts receivable (less allowance for doubtful accounts of
     $339,000 and $323,000, respectively)                                     8,617,000         6,740,000
   Inventories                                                                9,079,000         7,280,000
   Refundable income taxes                                                    4,191,000         4,191,000
   Prepayments and other                                                      1,163,000           483,000
   Current assets of discontinued operations                                    259,000           800,000
                                                                         --------------    --------------
                                                                             27,958,000        26,454,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                           31,684,000        31,636,000
   Less accumulated depreciation                                            (16,107,000)      (15,613,000)
                                                                         --------------    --------------
                                                                             15,577,000        16,023,000

INTANGIBLES AND OTHER ASSETS:
   Goodwill                                                                   3,305,000         3,305,000
   Investment in joint ventures                                               4,147,000         4,300,000
   Other assets                                                                 966,000           958,000
   Non-current assets of discontinued operations                                359,000           688,000
                                                                         --------------    --------------
                                                                              8,777,000         9,251,000
                                                                         --------------    --------------
                                                                         $   52,312,000    $   51,728,000
                                                                         ==============    ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           3,502,000         1,694,000
   Accrued liabilities                                                       11,171,000        10,754,000
   Current liabilities of discontinued operations                                90,000           320,000
                                                                         --------------    --------------
                                                                             14,763,000        12,768,000
                                                                         --------------    --------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
      none outstanding                                                               --                --
   Common stock, $.0001 par value, 40,000,000 shares authorized,
      12,133,865 issued and outstanding at April 4, 2003 and at
      January 3, 2003                                                             1,000             1,000
   Capital in excess of par                                                   8,330,000         8,330,000
   Retained earnings                                                         29,218,000        30,629,000
                                                                         --------------    --------------
                                                                             37,549,000        38,960,000
                                                                         --------------    --------------
                                                                         $   52,312,000    $   51,728,000
                                                                         ==============    ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Thirteen Weeks Ended
                                             ----------------------------
                                               April 4,        March 29,
                                                 2003            2002
                                             ------------    ------------
                                                            (Restated - see
                                                                     Note 2)

Net revenues                                 $ 28,044,000    $ 31,104,000

Cost of sales                                  24,236,000      25,386,000
                                             ------------    ------------

        Gross profit                            3,808,000       5,718,000

Operating expenses:
  Selling, general and administrative           5,228,000       5,427,000
                                             ------------    ------------

Operating income (loss)                        (1,420,000)        291,000

Interest expense                                 (145,000)       (194,000)
Interest income                                    18,000           8,000
                                             ------------    ------------

Income (loss) from continuing operations
before income taxes                            (1,547,000)        105,000

Income taxes                                           --              --
                                             ------------    ------------

Income (loss) from continuing operations       (1,547,000)        105,000

Income (loss) from discontinued operations
                                                  136,000        (903,000)
                                             ------------    ------------

        Net loss                             $ (1,411,000)   $   (798,000)
                                             ============    ============

Basic and diluted earnings per share:
  Income (loss) from continuing
      operations                             $      (0.13)   $       0.01
  Income (loss) from discontinued
      operations                                     0.01           (0.07)
                                             ------------    ------------
        Net loss                             $      (0.12)   $      (0.06)
                                             ============    ============

Weighted average number of common
    shares:
      Basic                                    12,133,865      12,133,865
      Diluted                                  12,133,865      12,428,250


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     Thirteen Weeks Ended
                                                                              ----------------------------------
                                                                                 April 4,           March 29,
                                                                                   2003               2002
                                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              (Restated -
                                                                                                   see Note 2)

   Income (loss) from continuing operations                                   $    (1,547,000)   $       105,000
   Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
       Equity in income of joint ventures                                              (5,000)           (85,000)
       Depreciation of property and equipment                                         542,000            603,000
       Amortization of intangibles                                                     13,000             13,000
       Loss on sale of property and equipment                                          28,000              7,000
       Amortization of debt issuance costs                                             92,000             92,000
       Provision for doubtful accounts receivable                                     (16,000)            17,000
       Change in assets and liabilities:
         Inventories                                                               (1,799,000)          (951,000)
         Accounts receivable                                                       (1,861,000)        (2,502,000)
         Refundable income taxes, prepayments and other                              (793,000)        (1,580,000)
         Accounts payable                                                           1,808,000          2,786,000
         Accrued liabilities                                                          417,000            850,000
                                                                              ---------------    ---------------
           Net cash used in operating activities                                   (3,121,000)          (645,000)
                                                                              ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (124,000)           (70,000)
   Investments in joint ventures                                                      (17,000)          (196,000)
   Distribution from joint ventures                                                   175,000            160,000
   Proceeds from sale of property and equipment                                            --             47,000
                                                                              ---------------    ---------------
           Net cash provided by (used in) investing activities                         34,000            (59,000)
                                                                              ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments on notes payable                                                       --           (637,000)
     Payment of debt issuance costs                                                        --            (30,000)
                                                                              ---------------    ---------------
           Net cash used in financing activities                                           --           (667,000)
                                                                              ---------------    ---------------

Net cash and cash equivalents used in continuing operations                        (3,087,000)        (1,371,000)

Net cash and cash equivalents provided by discontinued operations                     776,000          1,043,000
                                                                              ---------------    ---------------

Net decrease in cash and cash equivalents                                          (2,311,000)          (328,000)
                                                                              ---------------    ---------------

Cash and cash equivalents at the beginning of period                                6,960,000            328,000
                                                                              ---------------    ---------------

Cash and cash equivalents at the end of period                                $     4,649,000    $            --
                                                                              ===============    ===============


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The consolidated condensed balance sheet as of January 3, 2003, which has been derived from audited financial statements, and the unaudited consolidated condensed financial statements as of April 4, 2003, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. Results of operations for the interim 2003 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2003 as filed with the Securities and Exchange Commission.

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

In accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based plans. Accordingly, the Company has recognized no compensation expense for these plans during the quarters ended April 4, 2003 and March 29, 2002. Had the Company accounted for its stock-based compensation plans based on the fair value of awards granted consistent with the methodology of SFAS 123, the Company's reported net loss and loss per share for each of the quarters ended April 4, 2003 and March 29, 2002 would have been affected as indicated below. The effects of applying SFAS 123 on a pro forma basis for the quarters ended April 4, 2003 and March 29, 2002, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and as it is anticipated that additional grants will be made in future years.


                                                        Thirteen weeks ended
                                                ----------------------------------
                                                 April 4, 2003     March 29, 2002
                                                ---------------    ---------------

Net loss - as reported                          $    (1,411,000)   $      (798,000)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards                                               (46,000)           (15,000)
                                                ---------------    ---------------

Net loss -pro forma                             $    (1,457,000)   $      (813,000)
                                                ===============    ===============


As reported - net  loss per share               $         (0.12)   $         (0.06)
Pro forma- net loss per share                   $         (0.12)   $         (0.07)


2.  DISCONTINUED OPERATIONS:

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

The Company also sold its consumer financing segment, principally consisting of its Wenco loan portfolio, in December 2002. The Wenco loan portfolio had a book value of approximately $11.8 million. The loan portfolio was sold for $6.1 million in a cash transaction. The decision to sell the loan portfolio was prompted by management's strategic plan to eliminate unprofitable business lines and thereby allow the Company to focus on its core manufacturing business.

Accordingly, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results and disposal of the eleven retail centers and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments, have been classified in discontinued operations for all prior periods presented herein. The Company recognized income of $136,000 from discontinued operations in the quarter ended April 4, 2003. As required by SFAS 144, any further operating income or losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts. Operating results of the discontinued operations were as follows:


                                                   Thirteen Weeks Ended
                                           -------------------------------
                                              April 4,        March 29,
                                               2003             2002
                                           --------------   --------------

Net revenues                               $    1,149,000   $    4,295,000

Net income (loss)                          $      136,000   $     (903,000)


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

Net assets of the discontinued operations are as follows:


                                           April 4, 2003     January 3, 2003
                                           --------------    ---------------

CURRENT ASSETS:
Inventories                                $      213,000    $      675,000
Prepayments and other                              46,000           125,000
                                           --------------    --------------
    Total current assets:                         259,000           800,000
NON -CURRENT ASSETS:
Installment contracts receivable                  197,000           342,000
Property, plant and equipment                     161,000           344,000
Other assets                                        1,000             2,000
                                           --------------    --------------
    Total non - current assets:                   359,000           688,000
Current liabilities                               (90,000)         (320,000)
                                           --------------    --------------

Net assets of discontinued operations      $      528,000    $    1,168,000
                                           ==============    ==============

There are no material contingent liabilities, including environmental liabilities or litigation, related to the closed retail centers or the consumer finance business discontinued in 2002.

3.  INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                                              April 4,        January 3,
                                                2003             2003
                                           --------------   --------------


Raw materials                              $    3,768,000   $    3,725,000
Work-in-progress                                  650,000          570,000
Finished goods                                  4,661,000        2,985,000
                                           --------------   --------------
                                           $    9,079,000   $    7,280,000
                                           ==============   ==============

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

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:



                                                            Thirteen Weeks Ended
                                                     --------------------------------

                                                         April 4,        March 29,
                                                          2003              2002
                                                     --------------    --------------

Income (loss) from continuing operations             $   (1,547,000)   $      105,000
Income (loss) from discontinued operations                  136,000          (903,000)
                                                     --------------    --------------
Net loss                                             $   (1,411,000)   $     (798,000)
                                                     ==============    ==============

Average shares outstanding:
Basic                                                    12,133,865        12,133,865
Add: dilutive effect of options issued                           --           294,385
                                                     --------------    --------------
Diluted                                                  12,133,865        12,428,250
                                                     ==============    ==============

Earnings per share - basic and diluted:
Income (loss) from continuing operations             $        (0.13)   $         0.01
Income (loss) from discontinued operations                     0.01             (0.07)
                                                     --------------    --------------
Net loss                                             $        (0.12)   $        (0.06)
                                                     ==============    ==============


5.  INVESTMENTS IN JOINT VENTURES

The Company owns interests in five joint ventures. The Company owns a 39% interest in WoodPerfect, Ltd., a manufacturing joint venture, which produces rafters used in the production of homes manufactured by the Company and others. The Company owns a 50% interest in Wenco 21, LLC, an entity that originates installment loans for the purchase of homes manufactured by the Company and others. The Company owned 33% of Ridge Pointe Mfg., LLC, which manufactures cabinet doors for sale to participants in the joint venture as well as third-party customers. The Ridge Pointe Mfg., LLC interest was sold in May 2002. The Company also owns 30% of WoodPerfect of Texas, Inc., which manufactures rafters used in the production of manufactured homes. The Company owns a 33% interest in Hillsboro Manufacturing, Inc., which manufactures laminate wallboard. The Company owns 32% of Lamraft LLP which is a real estate holding company that leases facilities to a third party.

The Company's investments in and advances to unconsolidated joint ventures amounted to $4.1 million and $4.3 million at April 4, 2003 and January 3, 2003, respectively. The Company's equity in the net earnings of these ventures was $5,000 and $85,000 for the thirteen weeks ended April 4, 2003 and March 29, 2002, respectively. The Company received cash distributions from joint venture investments of $175,000 and $160,000 for the thirteen weeks ended April 4, 2003 and March 29, 2002, Retained earnings at April 4, 2003 and March 29, 2002, included undistributed earnings of joint ventures of $0.5 million and $1.2 million, respectively.

The Company's significant joint ventures are Wenco 21 and WoodPerfect, Ltd The Company accounts for both investments by the equity method of accounting.

         A summary of the joint ventures' financial information is as follows:



                                                       As of
                                           --------------------------------
                                           April 4, 2003    January 3, 2003
                                           --------------   ---------------
Current assets                             $    5,822,000   $    5,855,000
Non current assets                             24,755,000       24,787,000
                                           --------------   --------------
Total assets                                   30,577,000       30,642,000

Current liabilities                             3,056,000        2,470,000
Non current liabilities                        20,075,000       20,674,000
                                           --------------   --------------
Total liabilities                              23,131,000       23,144,000
Stockholder's equity                            7,511,000        7,498,000
Company equity investment                       4,249,000        4,419,000


                                                 Thirteen Weeks Ended
                                           -------------------------------
                                            April 4, 2003   March 29, 2002
                                           --------------   --------------
Revenues                                   $    5,715,000   $    8,076,000
Cost of sales                                   5,166,000        7,016,000
                                           --------------   --------------
Gross profit                                      549,000        1,060,000

Operating income                                   11,000          287,000
Net income                                         13,000          281,000


6.  RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have any impact in the first quarter of 2003 on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. The Interpretation addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 is effective immediately for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company is in the process of determining the effects, if any, on its financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. Adoption of this standard as of January 4, 2003 had no impact on the Company's financial position, results of operations or cash flows for the thirteen weeks ended April 4, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 32 ("FIN 45"). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, specified types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45's provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has guarantees that are subject to the disclosure provisions of FIN 45. See Note 7 "Repurchase Agreements". The adoption of the prospective recognition and measurement aspects of FIN 45 did not have a material effect on the Company's financial position, results of operations or cash flows.

7.  REPURCHASE AGREEMENTS:

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $466,000 and $997,000 for the quarter ended April 4, 2003 and March 29, 2002 respectively. Losses on homes repurchased under these agreements were $129,000 and $198,000 for the quarter ended April 4, 2003 and March 29, 2002 respectively. At April 4, 2003 the Company had a reserve of $250,000 for future repurchase losses. At April 4, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $36 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements, or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. The Company is also obligated to repurchase homes financed by Wenco 21, LLC upon a third payment default for 50% of the outstanding loan balance. The Company's potential exposure under this commitment is approximately $4.5 million.


8.  LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings incidental to its business. The Company typically issues a one-year warranty on new manufactured homes. The Company provides for warranty costs at the time of sale in the ordinary course based on historical warranty experience. The majority of the Company's outstanding legal proceedings are claims related to warranty on manufactured homes or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved. For the quarters ended April 4, 2003 and March 29, 2002, accrued litigation reserves, (in addition to normal warranty and workmen's compensation claims reserves) were $1.0 million and $0.7 million, respectively.

9.  SEGMENT AND RELATED INFORMATION:

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

The financial information for the period ended March 29, 2002 concerning reportable segments has been restated to reflect the reclassification of the eleven retail centers closed in 2002 and the consumer financing business as discontinued operations (see Note 2).

The following table presents information about segment profit or loss


                                                             Thirteen Weeks Ended
                                                     ---------------------------------
                                                         April 4,         March 29,
                                                          2003               2002
                                                     --------------    --------------

Net revenues:
   Manufacturing                                     $   26,639,000    $   28,874,000
   Retail operations                                      1,427,000         2,848,000
   Component supply                                       5,809,000         5,404,000
   All other                                                (45,000)           87,000
   Eliminations for intersegment revenues:
        Manufacturing                                      (581,000)       (1,332,000)
        Component supply                                 (5,205,000)       (4,777,000)
        All other                                                --                --
                                                     --------------    --------------
Total net revenues                                   $   28,044,000    $   31,104,000
                                                     ==============    ==============

Gross profit:
   Manufacturing                                     $    3,177,000    $    4,500,000
   Retail operations                                        387,000           531,000
   Component supply                                         417,000           511,000
   All other                                               (346,000)         (198,000)
   Eliminations                                             173,000           374,000
                                                     --------------    --------------
Gross profit
                                                     $    3,808,000    $    5,718,000
                                                     ==============    ==============

Segment operating income (loss):
   Manufacturing                                     $     (525,000)   $      683,000
   Retail operations                                        (84,000)         (309,000)
   Component supply                                         181,000           306,000
   All other                                                 25,000            50,000
   Eliminations                                             172,000           374,000
                                                     --------------    --------------
Segment operating income                                   (231,000)        1,104,000

Corporate expenses not allocated to segments             (1,316,000)         (999,000)
                                                     --------------    --------------
Income (loss) from continuing operations             $   (1,547,000)   $      105,000
                                                     ==============    ==============


Summary of segment assets:


                                                         April 4,         January 3,
                                                           2003              2003
                                                      --------------     ---------------

Segment assets:
    Manufacturing                                    $   19,738,000    $   16,561,000
    Retail operations                                     3,992,000         4,368,000
    Component supply                                      4,050,000         3,583,000
    Corporate                                            24,810,000        26,725,000
    Other operating segments                                202,000             9,000
    Eliminations                                         (1,098,000)       (1,006,000)
    Discontinued operations                                 618,000         1,488,000
                                                     --------------    --------------
    Consolidated                                     $   52,312,000    $   51,728,000
                                                     ==============    ==============

Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

During the first quarter of fiscal 2003, negative economic factors that have influenced financial performance of the entire manufactured housing industry since approximately 1998 continued with more restrictive retail financing conditions for consumers and slow retail sales.

The Company has taken a number of steps to decrease costs and improve efficiency and quality. In 2000, 2001, and 2002 these steps included closing less efficient manufacturing facilities, consolidating divisions, and disposing of unprofitable retail centers. Due to the unusual wet weather in the southeast causing slower retail sales and given the current market conditions, during the first quarter of 2003 and since the close of the quarter, the Company has taken measures that are intended to reduce costs in the coming quarters to more closely match sales volume, including consolidation and reduction of several administration functions.

The Company sells the majority of the homes it produces through its network of independent home dealers in 22 states. The Company also completed in the first quarter of 2003 a new supply distribution facility that is intended to enhance supply distribution by affording the Company the opportunity to take advantage of bulk purchasing opportunities and manufacturing efficiencies.

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

Accordingly, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results and disposal of the eleven retail centers and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments, have been classified in discontinued operations for all prior periods presented herein. The Company recognized income of $136,000 from discontinued operations in the quarter ended April 4, 2003 as compared to a loss of $903,000 for the quarter ended March 29, 2002. As required by SFAS 144, any further operating losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts.

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

Repurchase Agreements

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $466,000 and $997,000 for the quarters ended April 4, 2003 and March 29, 2002 respectively. Losses on homes repurchased under these agreements were $129,000 and $198,000 for the quarters ended April 4, 2003 and March 29, 2002 respectively. At April 4, 2003 the Company had a reserve of $250,000 for future repurchase losses. At April 4, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $36 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes which it may be obligated to repurchase in the future under such floor-plan financing arrangements, or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. The Company is also obligated to repurchase homes financed by Wenco 21, LLC upon a third payment default for 50% of the outstanding loan balance. The Company's potential exposure under this commitment is approximately $4.5 million.


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

RESULTS OF OPERATIONS

Results of operations for the thirteen weeks ended April 4, 2003 and March 29, 2002 are not necessarily indicative of the results that may be expected for the entire year, due in part, to the cyclical and seasonal nature of the Company's business. Typically, sales are higher in the second and third quarters than in the first and fourth quarters of the year.

Net Revenues

Total net revenues (consisting of gross sales less volume discounts, dealer interest and returns and allowances) for the thirteen weeks ended April 4, 2003 were $28.0 million, as compared with $31.1 million in the prior year period.

Net revenues from wholesale sales of manufactured homes were $26.6 million (including intersegment revenues of $0.6 million) for the thirteen weeks ended April 4, 2003, as compared with $28.9 million (including intersegment revenues of $1.3 million) for the prior year period, a decline of 8.0%, which compares to a 26.5 % decrease in industry shipments during the first quarter of 2003 according to the Manufacturing Housing Institute. The decline in sales to dealers was due to continuing industry decline and difficult credit conditions for independent dealers. Total homes shipped for the thirteen weeks ended April 4, 2003 was 841, down from the 957 homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended April 4, 2003 was $30,040, as compared with $28,661 in the prior year period, an increase of 4.8%.

Net revenues from retail sales of manufactured homes from continuing operations were $1.4 million for the thirteen weeks ended April 4, 2003, as compared with $2.8 million for the prior year period, a decrease of 50.0%. Total retail homes sold for the thirteen weeks ended April 4, 2003 was 42, down 40.8% from the number of homes sold in the prior year period. The decline in retail sales was primarily attributable to increased competition, the difficulty for retail customers to obtain financing and a larger percentage of used homes sold in the first quarter of 2003 compared to the first quarter of 2002. The decline in retail revenues was offset slightly by an increase in the average retail price per new home sold. The average retail price per new home sold during the thirteen weeks ended April 4, 2003 was $50,357, as compared with $46,567 in the prior year period, an increase of 8.1%. The increase in sales price was due to more homes sold with more square footage, more customized features and more options and an increase in land home sales, which carry higher sales prices because of added land improvement features.

Net revenues from the component supply segment were $5.8 million (including intersegment revenues of $5.2 million) for the thirteen weeks ended April 4, 2003, as compared with $5.4 million (including intersegment revenues of $4.8 million) for the prior year period, an increase of 7.4%. The increase in supply sales was primarily attributable to an increase in business to external customers.

Following are basic operating facts for the thirteen weeks ended for April 4, 2003, and March 29, 2002 respectively:

         OPERATING FACTS



                                                       Thirteen Weeks ended
                                                 April 4, 2003    March 29, 2002(1)
                                                ---------------   -----------------

Company owned retail centers (continuing
operations)                                                   3                 3
Retail units sold:
      New single-section                                     --                 6
      New multi-section                                      18                41
      Used homes                                             24                24
                                                ---------------   ---------------
          Total                                              42                71
Wholesale units sold:
     External customers                                     825               921
     Intercompany                                            16                36
                                                ---------------   ---------------
                                                            841               957
                                                ---------------   ---------------

Total homes sold                                            883             1,028

Average sales prices - retail (new)             $        50,357   $        46,567
Average sales price - wholesale                 $        30,040   $        28,661
Floor sections produced                                   1,483             1,684

(1) Summary operating data for the thirteen weeks ended March 29, 2002 have been restated to exclude discontinued operations of retail center closed in 2002.

Gross Profit

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the thirteen weeks ended April 4, 2003 was $3.8 million, or 13.6% of net revenues, as compared with $5.7 million, or 18.4% of net revenues, in the prior year period. The reduction in gross profit and margin was due primarily to less favorable sales mix and higher material costs compared with the first quarter of 2002. In addition, margin was affected by the lower sales volume that resulted in an unfavorable variance on fixed overhead, purchasing variances and higher labor costs compared with the same quarter last year.


Selling, General and Administrative Expenses

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $5.2 million, or 18.6% of net revenues, during the thirteen weeks ended April 4, 2003, as compared with $5.4 million, or 17.4% of net revenues, for the same period of the prior year. The decline in selling, general and administrative expenses was attributable primarily to lower sales volume, lower freight expenses, lower legal expenses and lower administrative salaries.

Interest Expense

Interest expense for the thirteen weeks ended April 4, 2003 was $145,000, as compared with $194,000 in the prior year period. The decrease in interest expense in the current quarter was a result of lower average borrowings, $0 in the first quarter of 2003 compared to $10.4 million on the credit line for the same period of the prior year.

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

At January 3, 2003, the Company had no federal net operating loss carry forward. State net operating loss carryforwards amounting to $48.2 million are available to offset future taxable income in a number of states and they expire at various dates in 2006 through 2022. The tax losses generated in 2002 and 2001 for federal income tax purposes have been carried back under the temporary 5 year net operating loss carry back rules applicable to 2002 and 2001. Accordingly, the Company will file a carryback refund claim in 2003 and expects to receive federal income tax refunds of $4.9 million with respect to the 2002 net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

During the thirteen weeks ended April 4, 2003, cash used in operations was approximately $3.1 million Net loss from continuing operations for the thirteen weeks was $1.5 million. Included in the net loss were the following non-cash charges: amortization expenses of $0.1 million, and depreciation expense of $0.5 million.

Cash used in operating activities also reflected increased accounts receivable of $2.0 million, increased inventories of $1.8 million, partially offset by an increase in accounts payable of $1.8 million, and an increase in accrued liabilities of $0.4 million. In addition to cash provided by operating activities, other significant items affecting cash flows from continuing operations included capital expenditures of $0.1 million and net cash from joint ventures of $0.2 million.

At April 4, 2003 the balance of the revolving credit facility was $0 and the Company's net working capital from continuing operations was $13.0 million, including $4.7 million in cash and cash equivalents, as compared with working capital of $13.2 million at January 3, 2003, including $7.0 million in cash and cash equivalents. The decline in net working capital was primarily attributable to a decline in cash and cash equivalents of $2.3 million, and an increase in accounts payable and accrued liabilities of $2.2, partially offset by an increase in accounts receivable of $2.0 million, an increase in inventory of $1.8 million and an increase in prepayments and other of $0.7 million.

During the thirteen weeks ended March 29, 2002, cash used in operations was approximately $0.6 million Net income from continuing operations for the thirteen weeks was $0.1 million. Included in net income were the following non-cash charges: amortization expenses of $0.1 million, and depreciation expense of $0.6 million. Cash used in operating activities also reflected increased accounts receivable of $2.5 million, increased inventories of $1.0 million and increased prepayments and other of $1.6 million, partially offset by an increase in accounts payable of $2.8 million, and an increase in accrued liabilities of $0.9 million. In addition to cash provided by operating activities, other significant items affecting cash flows from continuing operations included capital expenditures of $0.1 million.

At March 29, 2002 the balance of the revolving credit facility was $10.0 and the Company's net working capital from continuing operations was a negative $5.1 million, including $0 in cash and cash equivalents, as compared with working capital of a negative $6.6 million at December 28, 2001, including $0.3 million in cash and cash equivalents. The increase in net working capital was primarily attributable to an increase in accounts receivable of $2.5 an increase in inventory of $0.9 million and an increase in prepayments and other of $1.6 million, partially offset by an increase in accounts payable and accrued liabilities of $3.6 million.

At April 4, 2003, outstanding borrowings under the $10 million secured bank line were $0 and availability on the line, which is dependent upon meeting certain financial ratios and covenants, was $10 million. Management believes that operating cash flows, together with borrowing capacity under the line, will provide the Company with adequate liquidity and capital resources through the remaining term of the bank line.

The Company does not presently have plans to make any material capital expenditures in the next twelve months.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability. The Company has in the past been able to pass on most of the increases in its costs by increasing selling prices, although there can be no assurance that the Company will be able to do so in the future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those in any forward looking statements, including without limitation: general economic conditions; the cyclical and seasonal nature of housing markets; competitive pricing pressures at both the wholesale and retail levels; changes in market demand; recent management changes; the impact of cost reduction programs and other management initiatives; availability of financing for prospective purchasers of the Company's homes and availability of floor plan financing for dealers; availability and pricing of raw materials; concentration of the Company's business in certain regional markets; adverse weather conditions that reduce retail sales; the possibility of plant shutdowns from weather or other causes; availability of labor for the Company to meet operating requirements; the highly competitive nature of the manufactured housing industry; Federal, state and local regulation of the Company's business; the Company's contingent repurchase liabilities with respect to dealer financing; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3.

Quantitative and Qualitative Disclosures of Market Risk.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Although the Company's principal credit agreement bears a floating interest rate of 1.0% over prime at April 4, 2003, nothing was outstanding under the credit agreement. Accordingly, the Company has no significant exposure to interest rate risks.

Item 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-4(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time. There have been no significant changes in the Company's internal controls, other factors that could significantly affect internal controls, or significant or material weaknesses with regard to the Company's internal controls identified by the Company subsequent to that evaluation.

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

               99.1 Certification of chief executive officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of chief financial officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended April 4, 2003:

          (1) On January 7, 2003, Southern Energy Homes, Inc. filed a Form 8-K reporting its announcement on December 24, 2002 of the sale of its consumer loan portfolio business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        SOUTHERN ENERGY HOMES, INC.



Date: May 15, 2003             By:  /s/ Keith O. Holdbrooks
      ------------                 ---------------------------------------------
                                   Keith O. Holdbrooks, Chief Executive Officer


Date: May 15, 2003             By:  /s/ James L. Stariha
      ------------                 --------------------------------------------
                                   James L. Stariha, Chief Financial Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



/s/ JAMES L. STARIHA
James L. Stariha
Chief Financial Officer