Form 10-Q
period 2003-07-04
SOUTHERN ENERGY HOMES INC
filed 2003-08-15
CIK 896397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 4, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from         to
                                               -------    -------

                         Commission File Number: 0-21204


                           SOUTHERN ENERGY HOMES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                63-1083246
              --------                                ----------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


         144 Corporate Way, P.O. Box 390, Addison, Alabama        35540
         -------------------------------------------------        -----
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


    12,143,865 shares of Common Stock, $.0001 par value, as of August 8, 2003
    -------------------------------------------------------------------------

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                          Page
PART I  FINANCIAL INFORMATION:

Item 1  Financial Statements

        Consolidated Condensed Balance Sheets (unaudited),
            July 4, 2003 and January 3, 2003                                               3

        Consolidated Condensed Statements of Operations (unaudited) - Thirteen
            Weeks Ended July 4, 2003 and June 28, 2002 and Twenty-six Weeks
            Ended July 4, 2003 and June 28, 2002                                           4

        Consolidated Condensed Statements of Cash Flows (unaudited) - Twenty-six
            Weeks Ended July 4, 2003 and June 28, 2002                                     5

        Notes to Consolidated Condensed Financial Statements (unaudited)                   6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                               13

Item 3  Quantitative and Qualitative Disclosure of Market Risk                            19

Item 4  Controls and Procedures                                                           19

PART II OTHER INFORMATION:

Item 1  Legal Proceedings                                                                 20

Item 4  Submission of Matters to a Vote of Security Holders                               20

Item 6  Exhibits and Reports on Form 8-K                                                  20

        SIGNATURES                                                                        21

The Management's Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of Southern Energy Homes, Inc.'s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company's results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2003, and the Annual Report on Form 10-K for the year ended January 3, 2003, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission's internet site (www.sec.gov), to which reference is hereby made.

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                July 4,             January 3,
                                                                                  2003                 2003
                                                                              ------------         ------------
                                     ASSETS
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 11,381,000         $  6,960,000
   Accounts receivable (less allowance for doubtful accounts of
     $334,000 and $188,000, respectively)                                        7,738,000            6,740,000
   Inventories                                                                   7,641,000            7,280,000
   Refundable income taxes                                                              --            4,191,000
   Prepayments and other                                                           851,000              483,000
   Current assets of discontinued operations                                        70,000              800,000
                                                                              ------------         ------------
                                                                                27,681,000           26,454,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                              31,784,000           31,636,000
   Less accumulated depreciation                                               (16,430,000)         (15,613,000)
                                                                              ------------         ------------
                                                                                15,354,000           16,023,000

INTANGIBLES AND OTHER ASSETS:
   Goodwill                                                                      3,305,000            3,305,000
   Investment in joint ventures                                                  4,297,000            4,300,000
   Other assets                                                                    759,000              958,000
   Non-current assets of discontinued operations                                   221,000              688,000
                                                                              ------------         ------------
                                                                                 8,582,000            9,251,000
                                                                              ------------         ------------
                                                                              $ 51,617,000         $ 51,728,000
                                                                              ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  2,272,000         $  1,694,000
   Accrued liabilities                                                          11,399,000           10,754,000
   Current liabilities of discontinued operations                                   40,000              320,000
                                                                              ------------         ------------
                                                                                13,711,000           12,768,000
                                                                              ------------         ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
      none outstanding                                                                  --                   --
   Common stock, $.0001 par value, 40,000,000 shares authorized,
      12,143,865 and 12,133,865 issued and outstanding at July 4, 2003
      and at January 3, 2003, respectively                                           1,000                1,000
   Capital in excess of par                                                      8,341,000            8,330,000
   Retained earnings                                                            29,564,000           30,629,000
                                                                              ------------         ------------
                                                                                37,906,000           38,960,000
                                                                              ------------         ------------
                                                                              $ 51,617,000         $ 51,728,000
                                                                              ============         ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Thirteen Weeks                    Twenty-six Weeks
                                                 -------------------------------     ------------------------------
                                                   July 4,           June 28,          July 4,          June 28,
                                                     2003              2002              2003              2002
                                                 ------------      ------------      ------------      ------------
                                                                    (Restated -                         (Restated -
                                                                    see Note 2)                         see Note 2)
Net revenues                                     $ 31,102,000      $ 39,656,000      $ 59,146,000      $ 70,761,000

Cost of sales                                      25,612,000        31,901,000        49,848,000        57,288,000
                                                 ------------      ------------      ------------      ------------

        Gross profit                                5,490,000         7,755,000         9,298,000        13,473,000

Operating expenses:
  Selling, general and administrative               5,148,000         6,325,000        10,376,000        11,752,000
                                                 ------------      ------------      ------------      ------------

Operating income (loss)                               342,000         1,430,000        (1,078,000)        1,721,000

Interest expense                                     (116,000)         (166,000)         (261,000)         (360,000)
Interest income                                        19,000             8,000            37,000            17,000
                                                 ------------      ------------      ------------      ------------

Income (loss) from continuing operations
    before income taxes                               245,000         1,272,000        (1,302,000)        1,378,000

Income tax benefit                                    330,000                --           330,000                --
                                                 ------------      ------------      ------------      ------------

Income (loss) from continuing operations              575,000         1,272,000          (972,000)        1,378,000


Income (loss) from discontinued operations           (229,000)       (1,017,000)          (93,000)       (1,921,000)
                                                 ------------      ------------      ------------      ------------

        Net income (loss)                        $    346,000      $    255,000      $ (1,065,000)     $   (543,000)
                                                 ============      ============      ============      ============

Basic and diluted earnings per share:
  Income (loss) from continuing operations       $       0.05      $       0.10      $      (0.08)     $       0.11
  Income (loss) from discontinued operations            (0.02)            (0.08)            (0.01)            (0.15)
                                                 ------------      ------------      ------------      ------------
        Net loss                                 $       0.03      $       0.02      $      (0.09)     $      (0.04)
                                                 ============      ============      ============      ============

Weighted average number of common shares:
      Basic                                        12,140,643        12,133,865        12,137,217        12,133,865
      Diluted                                      12,223,829        12,413,911        12,137,217        12,437,129


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Twenty-six Weeks Ended
                                                                                 -------------------------------
                                                                                   July 4,            June 28,
                                                                                     2003               2002
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               (Restated -
                                                                                                     see Note 2)
   Income (loss) from continuing operations                                      $   (972,000)      $  1,378,000
   Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
       Equity in income of joint ventures                                             (43,000)          (230,000)
       Depreciation of property and equipment                                       1,073,000          1,163,000
       Amortization of intangibles                                                     26,000             26,000
       Gain on sale of property and equipment                                        (139,000)           (47,000)
       Amortization of debt issuance costs                                            185,000            185,000
       Provision for doubtful accounts receivable                                     (10,000)            29,000
       Change in assets and liabilities:
         Inventories                                                                 (361,000)           617,000
         Accounts receivable                                                         (988,000)        (3,669,000)
         Refundable income taxes                                                    4,191,000            646,000
         Prepayments and other                                                       (381,000)        (1,083,000)
         Accounts payable                                                             578,000          1,503,000
         Accrued liabilities                                                          645,000            247,000
                                                                                 ------------       ------------
           Net cash provided by operating activities                                3,804,000            765,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (419,000)          (319,000)
   Investments in joint ventures                                                     (128,000)          (379,000)
   Distribution from joint ventures                                                   175,000            185,000
   Proceeds from sale of joint venture                                                     --          1,250,000
   Proceeds from sale of property and equipment                                       155,000            334,000
                                                                                 ------------       ------------
           Net cash (used in) provided by investing activities                       (217,000)         1,071,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments on notes payable                                                       --         (4,474,000)
     Payment of debt issuance costs                                                        --            (31,000)
     Proceeds from exercise of stock options                                           11,000                 --
                                                                                 ------------       ------------
           Net cash (used in) provided by financing activities                         11,000         (4,505,000)

Net cash and cash equivalents provided by (used in) continuing operations           3,598,000         (2,669,000)

Net cash and cash equivalents provided by discontinued operations                     823,000          2,508,000
                                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents                                4,421,000           (161,000)
                                                                                 ------------       ------------

Cash and cash equivalents at the beginning of period                                6,960,000            328,000
                                                                                 ------------       ------------

Cash and cash equivalents at the end of period                                   $ 11,381,000       $    167,000
                                                                                 ============       ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The consolidated condensed balance sheet as of July 4, 2003, and the unaudited consolidated condensed statements of operations for the thirteen and twenty-six week periods ended of July 4, 2003 and June 28, 2002, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. The consolidated condensed balance sheet as of January 3, 2003 has been derived from audited financial statements. Results of operations for the interim 2003 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2003, as filed with the Securities and Exchange Commission.

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

In accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based plans. Accordingly, the Company has recognized no compensation expense for these plans during the interim periods ended July 4, 2003 and June 28, 2002. Had the Company accounted for its stock-based compensation plans based on the fair value of awards granted consistent with the methodology of SFAS 123, the Company's results of operations and related per share amounts for the interim periods ended July 4, 2003 and June 28, 2002 would have been affected as indicated below. The effects of applying SFAS 123 on a pro forma basis for the quarters ended July 4, 2003 and June 28, 2002, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and as it is anticipated that additional grants will be made in future years.

                                                         Thirteen weeks ended                   Twenty-six weeks ended
                                                  ---------------------------------       ---------------------------------
                                                  July 4, 2003        June 28, 2002       July 4, 2003        June 28, 2002
                                                  ------------        -------------       ------------        -------------
Net income (loss) - as reported                    $   346,000         $   255,000         $(1,065,000)        $  (543,000)
Deduct: Total stock-based employee
compensation expense
determined under fair value
based method for all awards                            (61,000)            (60,000)           (106,000)            (74,000)
                                                   -----------         -----------         -----------         -----------
Net income (loss) -pro forma                       $   285,000         $   195,000         $(1,171,000)        $  (617,000)
                                                   ===========         ===========         ===========         ===========

As reported  - net  income (loss) per share        $      0.03         $      0.02         $     (0.09)        $     (0.04)
Pro forma  - net income (loss)  per share          $      0.02         $      0.02         $     (0.10)        $     (0.05)

PRODUCT WARRANTIES

The Company warrants its products against certain manufacturing defects for a period of one year commencing at the time of retail sale. The estimated cost of such warranties is accrued at the time of sale to the independent dealer based on historical warranty costs incurred. Periodic adjustments to the accrual are made when events occur that indicate changes are necessary. The following table summarizes the changes in accrued product warranty obligations during the thirteen and twenty-six weeks ended July 4, 2003. The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets.

                                     Thirteen Weeks Ended    Twenty-six Weeks Ended
                                     --------------------    ----------------------

     Description                         July 4, 2003            July 4, 2003
-------------------------------          ------------            ------------
Balance at beginning of period            $ 2,138,000             $ 2,143,000
Reserve for warranty costs                  1,427,000               3,085,000
Payments                                   (1,637,000)             (3,300,000)
                                          -----------             -----------
Balance, end of period                    $ 1,928,000             $ 1,928,000
                                          ===========             ===========

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

Accordingly, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results and disposal of the eleven retail centers and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments, have been classified in discontinued operations for all prior periods presented herein. Accordingly, the operating results for the interim periods ended June 28, 2002 reported herein differ from those previously reflected in Forms 10-Q filed in 2002. The Company also recognized a loss of $229,000 from the closing of a retail center in the second quarter of 2003. The operating results of this retail center have been reported in discontinued operations in the quarter ended July 4, 2003. Financial statements for prior periods have not been restated to reflect this retail location in discontinued operations because it was not material to any period. As required by SFAS 144, any further operating income or losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts.

Operating results of the discontinued operations were as follows:

                             Thirteen Weeks Ended                     Twenty-six Weeks Ended
                      ----------------------------------       ------------------------------------
                      July 4, 2003         June 28, 2002       July 4, 2003           June 28, 2002
                      ------------         -------------       ------------           -------------
Net revenues           $   643,000           $ 4,377,000        $ 1,792,000             $ 8,672,000

Net income (loss)      $  (229,000)          $(1,017,000)       $   (93,000)            $(1,921,000)

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

Net assets of the discontinued operations are as follows:

                                              July 4, 2003         January 3, 2003
                                              ------------         ---------------
CURRENT ASSETS:
Inventories                                    $    66,000           $   675,000
Prepayments and other                                4,000               125,000
                                               -----------           -----------
    Total current assets:                           70,000               800,000

NON-CURRENT ASSETS:
Installment contracts receivable                   138,000               342,000
Property, plant and equipment                       83,000               344,000
Other assets                                            --                 2,000
                                               -----------           -----------
    Total non - current assets:                    221,000               688,000
Current liabilities                                (40,000)             (320,000)
                                               -----------           -----------
Net assets of discontinued operations          $   251,000           $ 1,168,000
                                                ===========           ===========

There are no material contingent liabilities, including environmental liabilities or litigation, related to the closed retail centers or the consumer finance business discontinued in 2002.

3.  INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:

                           July 4,            January 3,
                             2003                2003
                          ----------          ----------
Raw materials             $3,465,000          $3,725,000
Work-in-progress             635,000             570,000
Finished goods             3,541,000           2,985,000
                          ----------          ----------
                          $7,641,000          $7,280,000
                          ==========          ==========

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

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                                          Thirteen Weeks Ended                         Twenty-six Weeks Ended
                                                   ----------------------------------          ----------------------------------

                                                   July 4, 2003         June 28, 2002          July 4, 2003         June 28, 2002
                                                   ------------         -------------          ------------         -------------
Income (loss) from continuing operations           $    575,000          $  1,272,000          $   (972,000)         $  1,378,000
Income (loss) from discontinued operations             (229,000)           (1,017,000)              (93,000)           (1,921,000)
                                                   ------------          ------------          ------------          ------------
Net income (loss)                                  $    346,000          $    255,000          $ (1,065,000)         $   (543,000)
                                                   ============          ============          ============          ============

Average shares outstanding:
Basic                                                12,140,643            12,133,865            12,137,217            12,133,865
Add: dilutive effect of options issued                   83,186               280,046                    --               303,264
                                                   ------------          ------------          ------------          ------------
Diluted                                              12,223,829            12,413,911            12,137,217            12,437,129
                                                   ============          ============          ============          ============

Earnings per share - basic and diluted:
Income (loss) from continuing operations           $       0.05          $       0.10          $      (0.08)         $       0.11
Income (loss) from discontinued operations                (0.02)                (0.08)                (0.01)                (0.15)
                                                   ------------          ------------          ------------          ------------
Net loss                                           $       0.03          $       0.02          $      (0.09)         $      (0.04)
                                                   ============          ============          ============          ============

5.  INVESTMENTS IN JOINT VENTURES

The Company owns interests in five joint ventures all of which are accounted for using the equity method. The Company owns a 39% interest in WoodPerfect, Ltd., a manufacturing joint venture, which produces rafters used in the production of homes manufactured by the Company and others. The Company owns a 50% interest in Wenco 21, LLC, an entity that originates installment loans for the purchase of homes manufactured by the Company and others. The Company also owns 33% of WoodPerfect of Texas, Inc., which manufactures rafters used in the production of manufactured homes. The Company owns a 33% interest in Hillsboro Manufacturing, Inc., which manufactures laminate wallboard. The Company owns 33% of Lamraft LLP which is a real estate holding company that leases facilities to a third party. The Company owned 33% of Ridge Pointe Mfg., LLC, which manufactures cabinet doors for sale to participants in the joint venture as well as third-party customers. The Ridge Pointe Mfg., LLC interest was sold in May 2002.

The Company's investments in and advances to unconsolidated joint ventures amounted to $4.3 million at July 4, 2003 and January 3, 2003. The Company's equity in the net earnings of these ventures was $43,000 and $230,000 for the twenty-six weeks ended July 4, 2003 and June 28, 2002, respectively. The Company received cash distributions from joint venture investments of $175,000 and $185,000 for the twenty-six weeks ended July 4, 2003 and June 28, 2002, respectively, Retained earnings at July 4, 2003 and June 28, 2002, included undistributed earnings of joint ventures of $0.6 million and $0.4 million, respectively.

The Company's significant joint ventures are Wenco 21 and WoodPerfect, Ltd. The Company accounts for both investments by the equity method of accounting.

         A summary of the joint ventures' financial information is as follows:

                                              As of
                                 ----------------------------------
                                 July 4, 2003       January 3, 2003
                                 ------------       ---------------
Current assets                    $ 5,418,000         $ 5,855,000
Non-current assets                 24,242,000          24,787,000
                                  -----------         -----------
Total assets                       29,660,000          30,642,000

Current liabilities                 2,516,000           2,470,000
Non-current liabilities            20,012,000          20,674,000
                                  -----------         -----------
Total liabilities                  22,528,000          23,144,000
Stockholders' equity                7,132,000           7,498,000
Company equity investment           4,287,000           4,419,000


                                Thirteen Weeks Ended                      Twenty-six Weeks Ended
                         ----------------------------------        ---------------------------------
                         July 4, 2003         June 28, 2002        July 4, 2003         June 28, 2002
                         ------------         -------------        ------------         ------------
Revenues                  $ 8,425,000          $10,857,000          $14,140,000          $18,933,000
Cost of sales               7,299,000            9,251,000           12,465,000           16,267,000
                          -----------          -----------          -----------          -----------
Gross profit                1,126,000            1,606,000            1,675,000            2,666,000

Operating income               85,000              422,000               96,000              709,000
Net income                    101,000              417,000              114,000              698,000


6.  RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have any impact in the first and second quarters of 2003 on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation
46). Interpretation 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities". A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics:
(1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year, or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation 46. As discussed in Note 5, the Company has a 50% interest in Wenco 21, LLC, an entity that originates installment loans for the purchase of homes manufactured by the Company and others. The Company began its involvement with Wenco 21 in February 1997. At July 4, 2003, the Company has recorded investments on its balance sheet of approximately $1.0 million associated with this investment. At July 4, 2003, Wenco 21's carrying amount of consolidated assets of $22.0 million collateralize $20.0 million of its obligations. The Company currently adjusts the carrying value of this investment for any income or losses incurred by Wenco 21 through earnings and its maximum exposure to loss as a result of its involvement with the Wenco 21 is approximately $12.8 million. The Company has determined that the Wenco 21 structure meets the definition of a variable interest entity, and the Company is currently in the process of determining if it will need to consolidate Wenco 21. The Company is also reviewing the structures of its other investments in joint ventures (as described in Note 5) to determine if any of the structures meet the definition of a variable interest entity and whether these entities should be consolidated by the Company. Currently, these entities are not anticipated to be variable interest entities and, therefore, the entities will not need to be consolidated by the Company.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. Adoption of this standard as of January 4, 2003 had no impact on the Company's financial position, results of operations or cash flows for the twenty-six weeks ended July 4, 2003.

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

7.  REPURCHASE AGREEMENTS:

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the

Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $493,000 and $344,000 for the quarters ended July 4, 2003 and June 28, 2002, respectively. Losses on homes repurchased under these agreements were $81,000 and $194,000 for the quarter ended July 4, 2003 and June 28, 2002 respectively. At July 4, 2003, the Company had a reserve of $250,000 for future repurchase losses. At July 4, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $38 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes that it may be obligated to repurchase in the future under such floor-plan financing arrangements, or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. The Company is also obligated to repurchase homes financed by its equity investee, Wenco 21 LLC, upon a third payment default for 50% to 65% of the outstanding loan balance. The Company's contingent repurchase obligation under this commitment is approximately $12.3 million.


8.  LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings incidental to its business. The Company typically issues a one-year warranty on new manufactured homes. The Company provides for warranty costs at the time of sale in the ordinary course based on historical warranty experience. The majority of the Company's outstanding legal proceedings are claims related to warranty on manufactured homes or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings will not materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved. For the quarters ended July 4, 2003 and June 28, 2002, accrued litigation reserves, (in addition to normal warranty and workmen's compensation claims reserves) were $1.1 million and $0.9 million, respectively.

9.  SEGMENT AND RELATED INFORMATION:

The Company has three reportable segments: manufacturing, retail operations and component supply. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. Although each manufacturing facility is an operating segment, they are aggregated into one segment for reporting purposes because they produce similar products using similar production techniques and they sell their products to the same class of customer. In addition, they are subject to the same regulatory environment and their economic characteristics (measured on terms of profitability) are similar. The retail operations segment sells homes, which have been produced by the Company's manufacturing segment and various other manufacturers, to retail customers. The component supply segment sells various supply products to the Company's manufacturing segment and to third-party customers.

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

Revenue from segments below the quantitative thresholds is attributable to a small insurance business. This segment has never met the quantitative thresholds for determining reportable segments. The Corporate segment does not generate any revenues, but does incur certain administrative expenses that are not allocated to reportable segments.

The financial information for the period ended June 28, 2002 concerning reportable segments has been restated to reflect the reclassification of the eleven retail centers closed in 2002 and the consumer financing business as discontinued operations (see Note 2).

The following table presents information about segment profit or loss

                                                Thirteen Weeks Ended                       Twenty-six Weeks Ended
                                         ----------------------------------          ----------------------------------
                                         July 4, 2003         June 28, 2002          July 4, 2003         June 28, 2002
                                         ------------         -------------          ------------         -------------
Net revenues:
   Manufacturing                         $ 29,836,000          $ 38,907,000          $ 56,475,000          $ 67,782,000
   Retail operations                        1,014,000             1,860,000             2,441,000             4,708,000
   Component supply                         5,632,000             6,758,000            11,442,000            12,161,000
   All other                                   46,000                51,000                 1,000               138,000
   Eliminations for intersegment
        revenues:
        Manufacturing                        (495,000)           (1,848,000)           (1,077,000)           (3,180,000)
        Component supply                   (4,931,000)           (6,072,000)          (10,136,000)          (10,848,000)
                                         ------------          ------------          ------------          ------------
Total net revenues                       $ 31,102,000          $ 39,656,000          $ 59,146,000          $ 70,761,000
                                         ============          ============          ============          ============

Gross profit:
   Manufacturing                         $  5,223,000          $  6,771,000          $  8,400,000          $ 11,271,000
   Retail operations                          313,000               442,000               700,000               972,000
   Component supply                           155,000               571,000               572,000             1,082,000
   All other                                 (180,000)             (167,000)             (526,000)             (365,000)
   Eliminations                               (21,000)              138,000               152,000               513,000
                                         ------------          ------------          ------------          ------------
Gross profit                             $  5,490,000          $  7,755,000          $  9,298,000          $ 13,473,000
                                         ============          ============          ============          ============

Segment operating income
   (loss):
   Manufacturing                         $  1,297,000          $  2,157,000          $    773,000          $  2,840,000
                                                                                                              2,157,000
   Retail operations                         (108,000)             (489,000)             (192,000)             (798,000)
   Component supply                           (52,000)              427,000               128,000               733,000
   All other                                   45,000                 5,000                70,000                56,000
   Eliminations                               (21,000)              138,000               152,000               512,000
                                         ------------          ------------          ------------          ------------
Segment operating income                    1,161,000             2,238,000               931,000             3,343,000

Corporate expenses not
    allocated to segments                    (916,000)             (966,000)           (2,233,000)           (1,965,000)
Tax benefit                                   330,000                    --               330,000                    --
                                         ------------          ------------          ------------          ------------
Income (loss) from continuing
    operations                           $    575,000          $  1,272,000          $   (972,000)         $  1,378,000
                                         ============          ============          ============          ============

Summary of segment assets:

                                       July 4,              January 3,
                                         2003                  2003
                                     ------------          ------------
Segment assets:
    Manufacturing                    $ 18,599,000          $ 16,561,000
    Retail operations                   3,438,000             4,368,000
    Component supply                    3,578,000             3,583,000
    Corporate                          26,533,000            26,725,000
    Other operating segments              200,000                 9,000
    Eliminations                       (1,022,000)           (1,006,000)
    Discontinued operations               291,000             1,488,000
                                     ------------          ------------
    Consolidated                     $ 51,617,000          $ 51,728,000
                                     ============          ============

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements relating to the adequacy of the Company's resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those in any forward looking statements, including without limitation: general economic conditions; the cyclical and seasonal nature of housing markets; competitive pricing pressures at both the wholesale and retail levels; changes in market demand; the impact of cost reduction programs and other management initiatives; availability of financing for prospective purchasers of the Company's homes and availability of floor plan financing for dealers; the Company's contingent repurchase liabilities with respect to dealer financing and retail buyer financing; the adequacy of accruals for workers' compensation claims and insurance costs; availability and pricing of raw materials; concentration of the Company's business in certain regional markets; adverse weather conditions that reduce retail sales; the possibility of plant shutdowns from weather or other causes; availability of labor for the Company to meet operating requirements; the highly competitive nature of the manufactured housing industry; federal, state and local regulation of the Company's business; the Company's reliance on independent dealers; and other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

During the second quarter of fiscal 2003, negative economic factors that have influenced financial performance of the entire manufactured housing industry since approximately 1998 continued with more restrictive retail financing conditions for consumers and slow retail sales.

The Company has taken a number of steps since 2000 to decrease costs and improve efficiency and quality. These steps included closing less efficient manufacturing facilities, consolidating divisions, and disposing of unprofitable business lines. During the second quarter of fiscal 2003, unusual wet weather in the Southeast contributed to slower retail sales. In light of this continued difficult market conditions, the Company took measures during the second quarter that are intended to reduce costs in the coming quarters to more closely match sales volume, including consolidation and reduction of several administration functions.

The Company sells the majority of the homes it produces through its network of independent home dealers in 22 states.

DISCONTINUED OPERATIONS

The Company closed a retail center in South Carolina in the second quarter of 2003. The closure of this retail center was not material to the financial results of the Company.

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

Accordingly, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results and disposal of the eleven retail centers and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments, have been classified in discontinued operations for all prior periods presented herein. The Company recognized a loss of $0.2 million from discontinued operations in the quarter ended July 4, 2003, as compared to a loss of $1.0 million for the quarter ended June 28, 2002. As required by SFAS 144, any further operating losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts.

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

REPURCHASE AGREEMENTS

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $493,000 and $344,000 for the quarters ended July 4, 2003 and June 28, 2002 respectively. Losses on homes repurchased under these agreements were $81,000 and $194,000 for the quarter ended July 4, 2003 and June 28, 2002 respectively. At July 4, 2003 the Company had a reserve of $250,000 for future repurchase losses. At July 4, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $38 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, there is no assurance that the Company will be able to sell to other dealers homes that it may be obligated to repurchase in the future under such floor-plan financing arrangements, or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements. The Company is also obligated to repurchase homes financed by Wenco 21, LLC in the event of a third payment default for 50% to 65% of the outstanding loan balance. The Company's contingent repurchase liability under this commitment is approximately $12.3 million.


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

RECOVERABILITY OF INVESTMENTS

Management assesses the recoverability of the Company's investments in joint ventures when impairment indicators are present. The significant judgment required in management's recoverability assessment is the determination of the fair value of the investment. Since the investments are non-publicly traded investments, management's assessment of fair value is based on the Company's analysis of the investee's estimates of future operating results and the resulting cash flows. Management's ability to accurately predict future cash flows is critical to the determination of fair value.

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

RESULTS OF OPERATIONS

Twenty-six weeks and thirteen weeks ended July 4, 2003 as compared with twenty-six weeks and thirteen weeks ended June 28, 2002.

Net Revenues

Total net revenues (consisting of gross sales less volume discounts, returns and allowances) for the twenty-six weeks ended July 4, 2003 were $59.1 million, as compared with $70.8 million in the prior year period. For the thirteen weeks ended July 4, 2003, total net revenues were $31.1 million, as compared with $39.7 million for the comparable period a year ago.

Net revenues from wholesale sales of manufactured homes were $56.5 million (including intersegment revenues of $1.1 million) for the twenty-six weeks ended July 4, 2003, as compared with $67.8 million (including intersegment revenues of $3.2 million) for the prior year period, a decline of 16.7%. The decline in sales to dealers were affected by the continuation of a soft economy, reduced financing options for the independent dealer and the consumer, unusually wet weather in key markets that affected demand and 25 weeks compared to 26 weeks of production due to the fact that the July 4th vacation week fell in the first half of 2003 versus the second half of 2002. Total homes shipped for the twenty-six weeks ended July 4, 2003 was 1,742, down from the 2,190 homes shipped in the prior year period. The average wholesale price per home for the twenty-six weeks ended July 4, 2003 was $30,751, as compared with $29,376 in the prior year period, an increase of 4.7%. For the thirteen weeks ended July 4, 2003, net revenues from the wholesale sale of manufactured homes were $29.8 million (including intersegment revenues of $0.5 million), as compared with $38.9 million (including intersegment revenues of $1.8 million) for the prior year period, a decline of 23.3%. The decline in sales to dealers was affected by the continuation of a soft economy, reduced financing options for the independent dealer and the consumer, unusually wet weather in our key markets and 12 weeks compared to 13 weeks of production due to July 4th vacation week falling in the second quarter of 2003 versus the third quarter of 2002. Total homes shipped for the thirteen weeks ended July 4, 2003 was 901, down 26.9% from the number of homes shipped in the prior year period. The average wholesale price per home for the thirteen weeks ended July 4, 2003 was $31,415, as compared with $29,931 in the prior year period, an increase of 5.0%. The increase in average wholesale price per home sold for both the thirteen and twenty-six week periods was primarily a function of dealers' choices of various options and custom home features, but also includes some modest price increases in certain instances. These price increases are mostly in the form of surcharges reflecting recent increased material costs, primarily lumber.


Net revenues from retail sales of manufactured homes were $2.4 million for the twenty-six weeks ended July 4, 2003, as compared with $4.7 million for the prior year period, a decrease of 48.2%. The decline in retail sales was primarily attributable to competitive pressures and the fact that the Company operated one less retail center during the twenty-six weeks ended July 4, 2003 compared to the retail centers that were open during all or part of the same period in the prior year. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per new homes sold during the twenty-six weeks ended July 4, 2003 was $61,005, as compared with $50,861 in the prior year period, an increase of 19.9%. For the thirteen weeks ended July 4, 2003, net revenues from the retail sale of manufactured homes were $1.0 million, as compared with $1.9 million for the prior year period, a decrease of 45.5%. The decline in retail sales was primarily attributable to increased competition and the Company's operation of one fewer retail center during the quarter ended July 4, 2003 compared to the prior year period. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per new homes sold during the thirteen weeks ended July 4, 2003 was $62,335, as compared with $54,663 in the prior year period, an increase of 14.0%. The increase in average retail price per home sold for both the thirteen and twenty-six week periods was primarily a function of customers' choices of various options and custom home features, but also includes some modest price increases in certain instances due to increased prices from the manufacturer.


Net revenues from the component supply segment were $11.4 million (including intersegment revenues of $10.1 million) for the twenty-six weeks ended July 4, 2003, as compared with $12.2 million (including intersegment revenues of $10.8 million) for the prior year period, a decline of 5.9%. The decline in supply sales was primarily attributable to the decline in intersegment sales to the manufacturing segment. For the thirteen weeks ended July 4, 2003, net revenues from the component supply segment were $5.6 million (including intersegment revenues of $4.9 million), as compared with $6.8 million (including intersegment revenues of $6.1 million) for the prior year period, a decline of 16.7%. The decrease in supply sales was primarily attributable to the decline in intersegment sales to the manufacturing segment.

Following are basic operating facts for the thirteen and twenty-six weeks ended for July 4, 2003, and June 28, 2002 respectively:

OPERATING FACTS

                                          Thirteen Weeks Ended         Twenty-six Weeks Ended
                                         -----------------------      ------------------------
                                         July 4,         June 28,     July 4,         June 28,
                                          2003           2002 (1)      2003            2002 (1)
                                         -------         -------      -------         -------
Company owned retail centers
(continuing operations)                        2               3            2               3
Retail units sold:
      New single-section                       1               2            1               8
      New multi-section                       12              19           25              41
      Used homes                               7               6           16              18
                                         -------         -------      -------         -------
          Total                               20              27           42              67
Wholesale units sold:
     External customers                      886           1,187        1,711           2,108
     Intercompany                             15              46           31              82
                                         -------         -------      -------         -------
                                             901           1,233        1,742           2,190
                                         -------         -------      -------         -------

Total homes sold                             921           1,260        1,784           2,257

Average sales prices - retail (new)      $62,335         $54,663      $61,005         $50,861
Average sales price - wholesale          $31,415         $29,931      $30,751         $29,376
Floor sections produced                    1,570           2,142        3,053           3,826


GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the twenty-six weeks ended July 4, 2003 was $9.3 million, or 15.7% of net revenues, as compared with $13.5 million, or 19.0% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to lower sales volume that resulted in an unfavorable variance on fixed overhead, higher material prices and higher labor costs, due to increased customization. For the thirteen weeks ended July 4, 2003, gross profit was $5.5 million, or 17.7% of net revenues, as compared with $7.8 million, or 19.6% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to lower sales volume that resulted in an unfavorable variance on fixed overhead, higher material prices, and higher labor costs, due to increased customization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $10.4 million, or 17.5% of net revenues, during the twenty-six weeks ended July 4, 2003, as compared with $11.8 million, or 16.6% of net revenues, for the same period of the prior year. For the thirteen weeks ended July 4, 2003, selling, general and administrative expenses were $5.1 million, or 16.6% of net revenues, as compared with $6.3 million, or 15.9% of net revenues, for the same period of the prior year. The decline in selling, general and administrative expenses was attributable primarily to lower sales volume and freight expenses, together with decreases in legal expenses and administrative salaries.

INTEREST EXPENSE

Interest expense which includes amortization of debt issuance costs and facility commitment fees, for the twenty-six weeks ended July 4, 2003 was $261,000, as compared with $360,000 in the prior year period. For the thirteen weeks ended July 4, 2003, interest expense was $116,000, as compared with $166,000 in the prior year period. The decrease in interest expense in the current quarter was a result of lower average borrowings, $0 in the second quarter of 2003 compared to $8.6 million on the credit line for the same period of the prior year.

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

At January 3, 2003, the Company had no federal net operating loss carry forward. State net operating loss carryforwards amounting to $48.2 million are available to offset future taxable income in a number of states and they expire at various dates in 2006 through 2022. The tax losses generated in 2002 and 2001 for federal income tax purposes have been carried back under the temporary 5 year net operating loss carry back rules applicable to 2002 and 2001. Accordingly, the Company filed a carryback refund claim in 2003 and received federal income tax refunds of $5.3 million with respect to the 2002 net operating loss. This federal income tax refund was approximately $330,000 higher than expected due to more favorable timing differences (primarily related to depreciation) than originally calculated, resulting in an additional tax benefit of $330,000 in the second quarter ending July 4, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the twenty-six weeks ended July 4, 2003, cash provided by operations was approximately $3.8 million Net loss from continuing operations for the twenty-six weeks was $1.0 million. Included in the net loss were non-cash charges of amortization and depreciation expense of $1.1 million. Cash provided by operating activities reflected a tax refund of $5.3 million, an increased accounts payable of $0.6 million, and an increase in accrued liabilities of $0.6 million partially offset by an increase in accounts receivable of $1.0 million and increased inventories of $0.4 million. In addition to cash provided by operating activities, other significant items affecting cash flows from continuing operations included capital expenditures of $0.4 million which were partially offset by proceeds from sale of property and equipment of $0.2 million.


At July 4, 2003, the balance of the revolving credit facility was $0 and the Company's net working capital from continuing operations was $13.9 million, including $11.4 million in cash and cash equivalents, as compared with working capital of $13.2 million at January 3, 2003, including $7.0 million in cash and cash equivalents. The increase in net working capital was primarily attributable to increases in cash and cash equivalents of $4.4 million (primarily from the receipt of the federal income tax refund described above) accounts receivable of $1.0 million, inventories of $0.4 million and prepayments and other of $0.4 million, partially offset by a decrease in refundable taxes of $4.2 million, and increases in accounts payable of $0.6 million and in accrued liabilities of $0.6 million.

During the twenty-six weeks ended June 28, 2002, cash provided by operations was approximately $0.8 million Net income from continuing operations for the twenty-six weeks was $1.4 million. Included in net income were non-cash charges of amortization and depreciation expense of $1.2 million. Cash provided by operating activities also reflected increased accounts receivable of $3.7 million and increased prepayments and other of $1.1 million, partially offset by an increase in accounts payable of $1.5 million, an increase in accrued liabilities of $0.2 million and a decrease in inventories of $0.6 million. In addition to cash provided by operating activities, other significant items affecting cash flows from continuing operations included proceeds from the sale of a joint venture of $1.3 million, proceeds from the sale of property and equipment of $0.3 million partially offset by capital expenditures of $0.3 million.

At July 4, 2003, outstanding borrowings under the $10 million secured bank line were $0 and availability on the line, which is dependent upon meeting certain financial ratios and covenants, was $10 million. Management believes that operating cash flows, together with borrowing capacity under the line, will provide the Company with adequate liquidity and capital resources through the remaining term of the bank line.

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

Item 3.

Quantitative and Qualitative Disclosures of Market Risk.

Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Although the Company's principal credit agreement bears a floating interest rate of 1.0% over prime at July 4, 2003, nothing was outstanding under the credit agreement. Accordingly, the Company presently has no significant exposure to interest rate risks.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant's regular Annual Meeting of Stockholders was held on May 20, 2003. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.

         (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.

         (c) At the Annual Meeting the only proposal considered and voted upon was the election of directors. The following seven directors were elected to hold office until the 2004 Annual Meeting or until their successors are elected and have qualified. The numbers of votes cast were as follows:

Election of Directors:

                                             Votes for        Votes withheld
                                            -----------       --------------
 Wendell L. Batchelor                       10,902,156            21,480
 Louis C. Henderson, Jr.                    10,901,962            21,674
 Keith O. Holdbrooks                        10,898,156            25,480
 Clinton O. Holdbrooks                      10,902,306            21,330
 Johnny R. Long                             10,897,156            26,480
 A.C. (Del) Marsh                           10,903,962            19,674
 James A. Taylor                            10,903,962            19,674


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         The following exhibits are filed as a part of or furnished with this report.


         31.1     Certification

         31.2     Certification

         32.1 Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended July 4, 2003:

         On April 28, 2003, Southern Energy Homes, Inc. filed a Form 8-K reporting the issuance of its press release announcing financial results for the quarter ended April 4, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SOUTHERN ENERGY HOMES, INC.



Date: August 15, 2003           By: /s/ Keith O. Holdbrooks
      ---------------               -------------------------------------------
                                  Keith O. Holdbrooks, Chief Executive Officer


Date: August 15, 2003           By: /s/ James L. Stariha
      ---------------               -------------------------------------------
                                  James L. Stariha, Chief Financial Officer