Form 10-Q
period 2003-10-03
SOUTHERN ENERGY HOMES INC
filed 2003-11-14
CIK 896397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended October 3, 2003 or

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


  12,143,865 shares of Common Stock, $.0001 par value, as of November 11, 2003
  ----------------------------------------------------------------------------

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                          Page
PART I   FINANCIAL INFORMATION:

Item 1   Financial Statements

         Consolidated Condensed Balance Sheets (unaudited),
           October 3, 2003 and January 3, 2003                                             3

         Consolidated Condensed Statements of Operations (unaudited) - Thirteen
           Weeks Ended October 3, 2003 and September 27, 2002 and Thirty-nine Weeks
           Ended October 3, 2003 and September 27, 2002                                    4

         Consolidated Condensed Statements of Cash Flows (unaudited) - Thirty-nine
           Weeks Ended October 3, 2003 and September 27, 2002                              5

         Notes to Consolidated Condensed Financial Statements (unaudited)                  6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              14

Item 3   Quantitative and Qualitative Disclosure of Market Risk                           20

Item 4   Controls and Procedures                                                          20

PART II  OTHER INFORMATION:

Item 1   Legal Proceedings                                                                21

Item 6   Exhibits and Reports on Form 8-K                                                 21

         SIGNATURES                                                                       22




The Management's Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of Southern Energy Homes, Inc.'s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company's results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in the Company's Quarterly Report on Form 10-Q for the quarters ended April 4 and July 4, 2003, and the Annual Report on Form 10-K for the year ended January 3, 2003, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission's internet site (www.sec.gov), to which reference is hereby made.

I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           October 3,         January 3,
                                                                              2003              2003
                                                                          ------------       ------------
                                     ASSETS
                                     ------
                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                              $ 11,923,000       $  6,960,000
   Accounts receivable (less allowance for doubtful accounts of
     $337,000 and $323,000, respectively)                                    7,799,000          6,740,000
   Inventories                                                              10,845,000          7,280,000
   Refundable income taxes                                                          --          4,191,000
   Prepayments and other                                                       491,000            483,000
   Current assets of discontinued operations                                    70,000            800,000
                                                                          ------------       ------------
                                                                            31,128,000         26,454,000

PROPERTY AND EQUIPMENT:
   Property and equipment, at cost                                          32,177,000         31,636,000
   Less accumulated depreciation                                           (16,770,000)       (15,613,000)
                                                                          ------------       ------------
                                                                            15,407,000         16,023,000

INTANGIBLES AND OTHER ASSETS:
   Goodwill                                                                  3,305,000          3,305,000
   Investments                                                               4,383,000          4,300,000
   Other assets                                                                791,000            958,000
   Non-current assets of discontinued operations                                83,000            688,000
                                                                          ------------       ------------
                                                                             8,562,000          9,251,000
                                                                          ------------       ------------
                                                                          $ 55,097,000       $ 51,728,000
                                                                          ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                       $  4,995,000       $  1,694,000
   Accrued liabilities                                                      11,574,000         10,754,000
   Current liabilities of discontinued operations                               19,000            320,000
                                                                          ------------       ------------
                                                                            16,588,000         12,768,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
      none outstanding                                                              --                 --
   Common stock, $.0001 par value, 40,000,000 shares authorized,
      12,143,865 and 12,133,865 issued and outstanding at October 3,
      2003 and at January 3, 2003, respectively                                  1,000              1,000
      Capital in excess of par                                               8,341,000          8,330,000
   Retained earnings                                                        30,167,000         30,629,000
                                                                          ------------       ------------
                                                                            38,509,000         38,960,000
                                                                          ------------       ------------
                                                                          $ 55,097,000       $ 51,728,000
                                                                          ============       ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Thirteen Weeks Ended                Thirty-nine Weeks ended
                                                  ---------------------------------       ---------------------------------
                                                   October 3,         September 27,        October 3,         September 27,
                                                      2003                2002                2003                 2002
                                                  -------------       -------------       -------------       -------------
                                                                       (Restated -                             (Restated -
                                                                        see Note 2)                            see Note 2)

Net revenues                                      $  33,993,000       $  34,522,000       $  93,139,000       $ 105,283,000

Cost of sales                                        27,939,000          27,553,000          77,787,000          84,841,000
                                                  -------------       -------------       -------------       -------------

    Gross profit                                      6,054,000           6,969,000          15,352,000          20,442,000

Operating expenses:
  Selling, general and administrative                 5,399,000           6,208,000          15,775,000          17,960,000
                                                  -------------       -------------       -------------       -------------

Operating income (loss)                                 655,000             761,000            (423,000)          2,482,000

Interest expense                                       (116,000)           (125,000)           (377,000)           (485,000)
Interest income                                          30,000              11,000              67,000              28,000
                                                  -------------       -------------       -------------       -------------

Income (loss) from continuing operations
  before income taxes                                   569,000             647,000            (733,000)          2,025,000

Income tax benefit                                       87,000                  --             417,000                  --
                                                  -------------       -------------       -------------       -------------

Income (loss) from continuing operations                656,000             647,000            (316,000)          2,025,000


Income (loss) from discontinued operations              (53,000)         (3,514,000)           (146,000)         (5,435,000)
                                                  -------------       -------------       -------------       -------------

     Net income (loss)                            $     603,000       $  (2,867,000)      $    (462,000)      $  (3,410,000)
                                                  =============       =============       =============       =============

Basic and diluted earnings per share:
  Income (loss) from continuing operations        $        0.05       $        0.05       $       (0.03)      $        0.17
  Income (loss) from discontinued operations
                                                          (0.00)              (0.29)              (0.01)              (0.45)
                                                  -------------       -------------       -------------       -------------
     Net income (loss)                            $        0.05       $       (0.24)      $       (0.04)      $       (0.28)
                                                  =============       =============       =============       =============

Weighted average number of common shares:
     Basic                                           12,143,865          12,133,865          12,139,433          12,133,865
     Diluted                                         12,425,955          12,301,516          12,139,433          12,386,841


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Thirty-nine Weeks Ended
                                                                               --------------------------------
                                                                                October 3,        September 27,
                                                                                   2003               2002
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              (Restated -
                                                                                                    see Note 2)
   Income (loss) from continuing operations                                    $   (316,000)      $  2,025,000
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
       Equity in income of joint ventures                                          (129,000)          (309,000)
       Depreciation of property and equipment                                     1,617,000          1,699,000
       Amortization of intangibles                                                   37,000             40,000
       Gain on sale of property and equipment                                      (151,000)           (43,000)
       Amortization of debt issuance costs                                          277,000            249,000
       Provision for doubtful accounts receivable                                   (14,000)           183,000
       Change in operating assets and liabilities:
         Inventories                                                             (3,565,000)          (215,000)
         Accounts receivable                                                     (1,159,000)        (2,132,000)
         Refundable income taxes                                                  4,191,000            646,000
         Prepayments and other                                                      (42,000)          (663,000)
         Accounts payable                                                         3,301,000          1,120,000
         Accrued liabilities                                                        820,000         (1,948,000)
                                                                               ------------       ------------
           Net cash provided by operating activities                              4,867,000            652,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (1,026,000)          (579,000)
   Investments in joint ventures                                                   (128,000)          (379,000)
   Distribution from joint ventures                                                 175,000            185,000
   Proceeds from sale of joint venture                                                   --          1,250,000
   Proceeds from sale of property and equipment                                     176,000            990,000
                                                                               ------------       ------------
           Net cash (used in) provided by investing activities                     (803,000)         1,467,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments on notes payable                                                     --         (6,549,000)
     Payment of debt issuance costs                                                      --            (31,000)
     Proceeds from exercise of stock options                                         11,000                 --
                                                                               ------------       ------------
           Net cash provided by (used in) financing activities                       11,000         (6,580,000)

Net cash and cash equivalents provided by (used in) continuing operations         4,075,000         (4,461,000)

Net cash and cash equivalents provided by discontinued operations                   888,000          4,133,000
                                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents                              4,963,000           (328,000)

Cash and cash equivalents at the beginning of period                              6,960,000            328,000
                                                                               ------------       ------------

Cash and cash equivalents at the end of period                                 $ 11,923,000       $         --
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

                  SOUTHERN ENERGY HOMES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The consolidated condensed balance sheet as of October 3, 2003, and the consolidated condensed statements of operations for the thirteen and thirty-nine week periods ended October 3, 2003 and September 27, 2002, have been prepared by the Company without audit, but in the opinion of management reflect the adjustments necessary (which include only normal recurring adjustments) for the fair presentation of the information set forth therein. The consolidated condensed balance sheet as of January 3, 2003 has been derived from audited financial statements. Results of operations for the interim 2003 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2003, as filed with the Securities and Exchange Commission.

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

In accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based plans. Accordingly, the Company has recognized no compensation expense for these plans during the interim periods ended October 3, 2003 and September 27, 2002. Had the Company accounted for its stock-based compensation plans based on the fair value of awards granted consistent with the methodology of SFAS 123, the Company's results of operations and related per share amounts for the interim periods ended October 3, 2003 and September 27, 2002 would have been affected as indicated below. The effects of applying SFAS 123 on a pro forma basis for the thirteen and thirty-nine weeks ended October 3, 2003 and September 27, 2002 are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and as it is anticipated that additional grants will be made in future years.

                                                      Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                 ------------------------------      ------------------------------
                                                 October 3,      September 27,      October 3,         September 27,
                                                     2003              2002             2003               2002
                                                 -----------     -------------      -----------        -----------
Net income (loss) - as reported                  $   603,000       $(2,867,000)      $  (462,000)      $(3,410,000)
Deduct: Total stock-based employee
   compensation expense
   determined under fair value
   based method for all awards                       (61,000)          (45,000)         (167,000)         (119,000)
                                                 -----------       -----------       -----------       -----------
Net income (loss) -pro forma                     $   542,000       $(2,912,000)      $  (629,000)      $(3,529,000)
                                                 ===========       ===========       ===========       ===========

As reported  - net  income (loss) per share      $      0.05       $     (0.24)      $     (0.04)      $     (0.28)
Pro forma  - net income (loss)  per share               0.04             (0.24)            (0.05)            (0.29)


PRODUCT WARRANTIES

The Company warrants its products against certain manufacturing defects for a period of one year commencing at the time of retail sale. The estimated cost of such warranties is accrued at the time of sale to the independent dealer based on historical warranty costs incurred. Periodic adjustments to the accrual are made when events occur that indicate changes are necessary. The following table summarizes the changes in accrued product warranty obligations during the thirteen and thirty-nine weeks ended October 3, 2003. The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets.

                                         Thirteen Weeks           Thirty-nine
                                             Ended                Weeks Ended
                                        ---------------         ---------------
Description                             October 3, 2003         October 3, 2003
-----------                             ---------------         ---------------

Balance at beginning of period            $ 1,928,000             $ 2,143,000
Provision for warranty costs                1,578,000               4,663,000
Payments                                   (1,545,000)             (4,845,000)
                                          -----------             -----------
Balance, end of period                    $ 1,961,000             $ 1,961,000
                                          ===========             ===========


2.       DISCONTINUED OPERATIONS:

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

Accordingly, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the operating results and disposal of the eleven retail centers discontinued in 2002 and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments, have been classified in discontinued operations for all prior periods presented herein. Accordingly, the operating results for the interim periods ended September 27, 2002 reported herein differ from those previously reflected in Forms 10-Q filed in 2002. As required by SFAS 144, any further operating income or losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts.

Operating results of the discontinued operations were as follows:


                                  Thirteen Weeks Ended                          Thirty-nine Weeks Ended
                            ----------------------------------            -----------------------------------
                            October 3,           September 27,            October 3,            September 27,
                               2003                  2002                    2003                    2002
                            ----------           -------------            ----------            -------------

Net revenues                 $ 28,000             $ 3,812,000             $1,819,000             $12,484,000
Net income (loss)             (53,000)             (3,514,000)              (146,000)             (5,435,000)

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances. Although the Company believes it has appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal cost where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net assets of the discontinued operations are as follows:


                                                  October 3,              January 3,
                                                    2003                    2003
                                                 -----------             -----------

CURRENT ASSETS:
Inventories                                      $    66,000             $   675,000
Prepayments and other                                  4,000                 125,000
                                                 -----------             -----------
    Total current assets:                             70,000                 800,000
NON-CURRENT ASSETS:
Installment contracts receivable                          --                 342,000
Property, plant and equipment                         82,000                 344,000
Other assets                                           1,000                   2,000
                                                 -----------             -----------
    Total non - current assets:                       83,000                 688,000
Current liabilities                                  (19,000)               (320,000)
                                                 -----------             -----------
Net assets of discontinued operations            $   134,000             $ 1,168,000
                                                 ===========             ===========

There are no material contingent liabilities, including environmental liabilities or litigation, related to the closed retail centers or the consumer finance business discontinued in 2002.

3.       INVENTORIES:

Inventories are valued at first-in, first-out ("FIFO") cost, which is not in excess of market. An analysis of inventories follows:


                             October 3,             January 3,
                               2003                   2003
                            -----------            -----------

Raw materials               $ 4,595,000            $ 3,725,000
Work-in-progress                678,000                570,000
Finished goods                5,572,000              2,985,000
                            -----------            -----------
                            $10,845,000            $ 7,280,000
                            ===========            ===========

4.       EARNINGS PER SHARE:

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

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                                       Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                                 ----------------------------------        ----------------------------------
                                                  October 3,          September 27,          October 3,         September 27,
                                                    2003                  2002                 2003                 2002
                                                 ------------         -------------        ------------         -------------

Income (loss) from continuing
    operations                                   $    656,000         $    647,000         $   (316,000)        $  2,025,000
Loss from discontinued
    operations                                        (53,000)          (3,514,000)            (146,000)          (5,435,000)
                                                 ------------         ------------         ------------         ------------
Net income (loss)                                $    603,000         $ (2,867,000)        $   (462,000)        $ (3,410,000)
                                                 ============         ============         ============         ============

Average shares outstanding:
Basic                                              12,143,865           12,133,865           12,139,433           12,133,865
   Add: dilutive effect of options issued             282,090              167,651                   --              252,976
                                                 ------------         ------------         ------------         ------------
Diluted                                            12,425,955           12,301,516           12,139,433           12,386,841
                                                 ============         ============         ============         ============

Earnings per share - basic and diluted:
Income (loss) from continuing
    operations                                   $       0.05         $       0.05         $      (0.03)        $       0.17
Loss from discontinued
    operations                                          (0.00)               (0.29)               (0.01)               (0.45)
                                                 ------------         ------------         ------------         ------------
Net income (loss)                                $       0.05         $      (0.24)        $      (0.04)        $      (0.28)
                                                 ============         ============         ============         ============

5.       INVESTMENTS IN JOINT VENTURES

The Company owns interests in four joint ventures all of which are accounted for using the equity method. The Company owns a 39% interest in WoodPerfect, Ltd., a manufacturing joint venture, which produces rafters used in the production of homes manufactured by the Company and others. The Company also owns 33% of WoodPerfect of Texas, Inc., which manufactures rafters used in the production of manufactured homes. The Company owns a 33% interest in Hillsboro Manufacturing, Inc., which manufactures laminate wallboard. The Company owns 33% of Lamraft LLP which is a real estate holding company that leases facilities to a third party. The Company formerly owned 33% of Ridge Pointe Mfg., LLC, which manufactures cabinet doors for sale to participants in the joint venture as well as third-party customers. The Ridge Pointe Mfg., LLC interest was sold in May 2002. The Company also formerly owned a 50% interest in Wenco 21, LLC, an entity that originates installment loans for the purchase of homes manufactured by the Company and others. Wenco 21, LLC was liquidated August 31, 2003 and the Company received, in exchange for its pro rata liquidating distribution in the net assets of Wenco 21, LLC, an interest in specified assets and liabilities that were transferred to the other joint venture partner, 21st Mortgage Corporation.

The Company's investments in and advances to unconsolidated joint ventures amounted to $3.4 million and $4.3 million at October 3, 2003 and January 3, 2003. The Company's equity in the net earnings of these ventures was $129,000 and $309,000 for the thirty-nine weeks ended October 3, 2003 and September 27, 2002, respectively. The Company received cash distributions from joint venture investments of $175,000 and $185,000 for the thirty-nine weeks ended October 3, 2003 and September 27, 2002, respectively, Retained earnings at October 3, 2003 and September 27, 2002, included undistributed earnings of joint ventures of $0.2 million and $0.5 million, respectively.

Since the liquidation of Wenco 21, LLC, the Company's only remaining significant joint venture is WoodPerfect, Ltd., which is accounted for by the equity method of accounting.

A summary of financial information relating to the joint ventures is as follows:


                                               As of
                                 ----------------------------------
                                 October 3, 2003    January 3, 2003
                                 ---------------    ---------------

Current assets                     $ 5,034,000        $ 5,855,000
Non-current assets                   3,041,000         24,787,000
                                   -----------        -----------
Total assets                         8,075,000         30,642,000

Current liabilities                  2,725,000          2,470,000
Non-current liabilities                     --         20,674,000
                                   -----------        -----------
Total liabilities                    2,725,000         23,144,000
                                   -----------        -----------
Stockholders' equity               $ 5,350,000        $ 7,498,000
                                   ===========        ===========
Company's equity investment        $ 3,370,000        $ 4,419,000
                                   ===========        ===========

The October 3, 2003 summary balance sheet data reflect WoodPerfect, Ltd. only and the January 3, 2003 summary balance sheet data include WoodPerfect, Ltd and Wenco 21, LLC.


                              Thirteen Weeks Ended                Thirty-nine Weeks Ended
                        -------------------------------       -------------------------------
                         October 3,       September 27,        October 3,       September 27,
                           2003                2002               2003              2002
                        -----------       -------------       -----------       -------------

Revenues                $ 8,971,000        $10,136,000        $22,916,000        $29,069,000
Cost of sales             7,851,000          8,797,000         20,316,000         25,064,000
                        -----------        -----------        -----------        -----------
Gross profit              1,120,000          1,339,000          2,600,000          4,005,000

Operating income            244,000            211,000            355,000            920,000
Net income                  233,000            199,000            362,000            897,000

The October 3, 2003 summary income statement information for the thirteen and thirty-nine weeks then ended reflects WoodPerfect, Ltd. only and the September 27, 2002 summary income statement information for the thirteen and thirty-nine weeks then ended includes WoodPerfect, Ltd and Wenco 21, LLC.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities". A variable interest entity is defined by FIN 46 to be a business entity that has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN 46 does not require consolidation by transferors to qualifying special purpose entities. The effective date for FIN 46 was delayed until periods ending after December 15, 2003 for interests in variable interest entities acquired prior to February 1, 2003. Adoption of FIN 46 is not expected to have an impact on the Company's financial position, results of operations or cash flows.


In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. Adoption of this standard as of January 4, 2003 had no impact on the Company's financial position, results of operations or cash flows for the thirty-nine weeks ended October 3, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 32 ("FIN 45"). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, specified types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 were effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45's provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has guarantees that are subject to the disclosure provisions of FIN 45. See Note 7 "Repurchase Agreements". The adoption of the prospective recognition and measurement aspects of FIN 45 did not have a material effect on the Company's financial position, results of operations or cash flows.

7.       REPURCHASE AGREEMENTS:

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $159,000 and $383,000 for the thirteen weeks ended October 3, 2003 and September 27, 2002 and $1.1 million and $1.7 million for the thirty-nine week periods then ended, respectively. Losses on homes repurchased under these agreements were $34,000 and $91,000 for the thirteen weeks ended October 3, 2003 and September 27, 2002 and $244,000 and $483,000 for the thirty-nine week periods then ended, respectively. At October 3, 2003, the Company had a reserve of $250,000 for future repurchase losses. At October 3, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $37 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes that it may be obligated to repurchase in the future under such floor-plan financing arrangements, or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Effective August 31, 2003, Wenco 21, LLC was liquidated with the assets and liabilities of Wenco 21, LLC being transferred into a book entry reserve account to be held by 21st Mortgage Corporation. In exchange for its pro rata distribution of the liquidated assets and liabilities, the Company received an interest (in the form of a revenue sharing agreement) in specified assets and liabilities that were transferred to 21st Mortgage Corporation. Under the terms of the revenue sharing agreement, the Company and 21st Mortgage Corporation will share equally in the profits and losses derived from the loans that comprised the Wenco 21, LLC portfolio. The Company is also obligated under the revenue sharing agreement to repurchase homes that were financed by Wenco 21 LLC, upon repossession, for 50% to 65% of the outstanding loan balance. The Company's contingent repurchase obligation under this commitment is approximately $12.4 million. At October 3, 2003, the Company has included approximately $1.0 million classified in investments in the consolidated balance sheet associated with this interest (in the form of a revenue sharing agreement) in specified assets and liabilities. At October 3, 2003, the carrying amount of loans in the Wenco 21 portfolio included in the reserve account was approximately $21.4 million. These loans collateralize approximately $19.4 million of the reserve account's obligations. The Company currently adjusts the carrying value of this investment for any income or losses incurred by the portfolio through earnings and its maximum exposure to loss as a result of its continuing involvement with the loan portfolio, assuming that 100% of the loans and underlying collateral becomes worthless, is approximately $13.4 million.

8.       LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings incidental to its business. The Company typically issues a one-year warranty on new manufactured homes. The Company provides for warranty costs at the time of sale in the ordinary course based on historical warranty experience. The majority of the Company's outstanding legal proceedings are claims related to warranty on manufactured homes or employment issues such as workers' compensation claims. Management believes that adequate reserves are maintained for such claims. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to these proceedings, will not materially affect the financial position or results of operations of the Company. However, the ultimate resolution of these matters, which could occur within one year, could result in losses in excess of the amounts reserved. For the quarters ended October 3, 2003 and September 27, 2002, accrued litigation reserves, (in addition to normal warranty and workmen's compensation claims reserves) were $0.9 million and $0.8 million, respectively.

9.       SEGMENT AND RELATED INFORMATION:

The Company has three reportable segments: manufacturing, retail operations and component supply. The manufacturing segment produces manufactured homes for sale to independent and company-owned retail centers. Although each manufacturing facility is an operating segment, they are aggregated into one segment for reporting purposes because they produce similar products using similar production techniques and they sell their products to the same class of customer. In addition, they are subject to the same regulatory environment and their economic characteristics (measured on terms of profitability) are similar. The retail operations segment sells homes, which have been produced by the Company's manufacturing segment and to a lesser extent, by various other manufacturers, to retail customers. The component supply segment sells various supply products to the Company's manufacturing segment and to third party customers.

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

Revenue from segments included in "all other" in the accompanying segment disclosures is primarily attributable to a small insurance business. This segment has never met the quantitative thresholds for determining reportable segments. Certain corporate administrative expenses are not allocated to reportable segments.

The financial information for the thirteen and thirty-nine week periods ended September 27, 2002 concerning reportable segments has been restated to reflect the reclassification of the eleven retail centers closed in 2002 and the consumer financing business as discontinued operations (see Note 2).

The following tables present information about the Company's reporting segments


                                               Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                                        -----------------------------------         -----------------------------------
                                          October 3,          September 27,          October 3,           September 27,
                                            2003                   2002                 2003                   2002
                                        -------------         -------------         -------------         -------------

Net revenues:
   Manufacturing                        $  32,726,000         $  33,734,000         $  89,201,000         $ 101,516,000
   Retail operations                          901,000             2,032,000             3,342,000             6,739,000
   Component supply                         7,187,000             6,664,000            18,629,000            18,825,000
   All other                                   41,000                69,000                42,000               207,000
   Eliminations for intersegment
        revenues:
        Manufacturing                        (695,000)           (2,182,000)           (1,772,000)           (5,362,000)
        Component supply                   (6,167,000)           (5,795,000)          (16,303,000)          (16,642,000)
                                        -------------         -------------         -------------         -------------
Total net revenues                      $  33,993,000         $  34,522,000         $  93,139,000         $ 105,283,000
                                        =============         =============         =============         =============

Gross profit:
   Manufacturing                        $   5,514,000         $   5,927,000         $  13,914,000         $  17,198,000
   Retail operations                          247,000               496,000               947,000             1,468,000
   Component supply                           542,000               584,000             1,114,000             1,665,000
   All other                                 (178,000)             (103,000)             (704,000)             (467,000)
   Eliminations                               (71,000)               65,000                81,000               578,000
                                        -------------         -------------         -------------         -------------
Gross profit                            $   6,054,000         $   6,969,000         $  15,352,000         $  20,442,000
                                        =============         =============         =============         =============

Segment operating income
   (loss):
   Manufacturing                        $   1,535,000         $   1,540,000         $   2,307,000         $   4,380,000
   Retail operations                         (164,000)             (483,000)             (356,000)           (1,281,000)
   Component supply                           337,000               352,000               465,000             1,085,000
   All other                                   20,000                17,000                91,000                72,000
   Eliminations                               (71,000)               65,000                81,000               578,000
                                        -------------         -------------         -------------         -------------
Segment operating income                    1,657,000             1,491,000             2,588,000             4,834,000

Corporate expenses not
    allocated to segments                  (1,088,000)             (844,000)           (3,321,000)           (2,809,000)
Tax benefit                                    87,000                    --               417,000                    --
                                        -------------         -------------         -------------         -------------
Income (loss) from continuing
    operations                          $     656,000         $     647,000         $    (316,000)        $   2,025,000
                                        =============         =============         =============         =============

Summary of segment assets:


                                          October 3,              January 3,
                                            2003                     2003
                                        ------------             ------------

Segment assets:
    Manufacturing                       $ 21,308,000             $ 16,561,000
    Retail operations                      3,695,000                4,368,000
    Component supply                       4,680,000                3,583,000
    Corporate                             26,735,000               26,725,000
    Other operating segments                 200,000                    9,000
    Eliminations                          (1,674,000)              (1,006,000)
    Discontinued operations                  153,000                1,488,000
                                        ------------             ------------
    Consolidated                        $ 55,097,000             $ 51,728,000
                                        ============             ============

10.      SUBSEQUENT EVENT: SHAREHOLDER RIGHTS PLAN.

After the close of the third quarter, on October 10, 2003, the Company adopted a shareholder rights plan and designated 40,000 of its 1,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock (the "Preferred Stock"). In connection with this rights plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, payable to the stockholders of record as of November 3, 2003. Each Right entitles the holder to purchase one one-thousandth (1/1000) of a share of the Preferred Stock, which has economic terms similar to that of one share of the Company's common stock, for $25.00, subject to adjustment.

In the event that any person or group acquires 15% or more of the Company's outstanding common stock, each holder of a Right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, shares of common stock (or other equivalent security such as the Preferred Stock) having a market value equal to twice the exercise price , unless the Board redeems the Rights for $.001 per right or exchanges the Rights for one common share or one one-thousandth of a share of Preferred Stock.

Existing holdings of 15% or more of the Company's common shares by persons directly or indirectly will not cause the rights to be exercisable, nor entitle the holders of rights to purchase additional shares of the Company, unless such holder acquires additional shares or converts such holdings from indirect to direct beneficial ownership.

The purchase price payable and number of shares of preferred stock issuable upon exercise of the rights are subject to customary adjustments to prevent dilution. Rights do not have voting rights and the holder has no rights as a stockholder until rights are exercised. The terms of the rights may be amended by the Board in its discretion, without the consent of the holders of the rights. The rights expire on October 10, 2013 unless earlier redeemed or exchanged.

Each one-thousandth share of preferred stock purchased upon exercise of the rights has rights and preferences substantially equivalent to those of one common share and shares are not redeemable. Each share of preferred stock will be entitled to a minimum preferential quarterly dividend payment of $1 per share and an aggregate dividend of 1,000 times the dividend declared per common share. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and an aggregate payment of 1,000 times the payment made per common share. Each share of preferred stock will have 1,000 votes, voting together with the common shares. In the event of any merger or exchange transaction, holders of the preferred stock will be entitled to receive 1,000 times the amount received per common share.

In connection with the rights plan, the board of directors also announced that it plans to enter into change of control severance agreements with certain of its key executives, and plans to amend outstanding stock option agreements to provide that participants will be fully and immediately vested in the event of a change in control.

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

GENERAL

During the third quarter of fiscal 2003, difficult industry conditions persisted, as negative economic factors that have influenced financial performance of the entire manufactured housing industry since approximately 1998 continued. The most notable of these conditions currently are more restrictive retail financing conditions for consumers and slow retail sales, together with reduced financing alternatives for dealers.

The Company has taken a number of steps since 2000 to decrease costs and improve efficiency and quality. These steps included closing less efficient manufacturing facilities, consolidating divisions, and disposing of unprofitable business lines. In light of this continued difficult market conditions, the Company reduced its salary workforce approximately 12% during the second quarter of 2003 by consolidating and eliminating several administrative functions in an effort to reduce costs in the coming quarters to more closely match sales volume.

During the third quarter this year, the Company launched a new housing division, Southern Estates, which produced its first home in August, 2003. The Southern Estates homes are intended to fill a product gap by including the most popular options with less customization. To provide manufacturing space for the new product line, the Company reconfigured certain of its manufacturing operations by combining production of its Lifestyle line into its Southern Energy plant. In addition, the Company will invest $1.5 million to expand the Southern Energy plant into adjacent facilities currently used by its Windmar Supply division. The expanded space will be used for improving efficiencies in finishing operations on the Company's higher end homes. Windmar will move into a new facility that will be added to the distribution warehouse.

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

Accordingly, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results and disposal of the eleven retail centers and the Wenco loan portfolio, which were previously reported in the retail and consumer financing segments, have been classified in discontinued operations for all prior periods presented herein. The Company recognized a loss of $53,000 from discontinued operations in the quarter ended October 3, 2003, as compared to a loss of $3.5 million for the quarter ended September 27, 2002. As required by SFAS 144, any further operating losses, as well as adjustments to exit costs accruals (if any), will be reported in discontinued operations as incurred, or when circumstances warrant revisions of the related accounts.

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

REPURCHASE AGREEMENTS

Substantially all of the Company's independent dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the independent dealer financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution, under which the

Company is obligated, upon default by the independent dealer, to repurchase the homes at the Company's original invoice price less cost of all damaged/missing items and less certain curtailments, plus certain administrative and shipping expenses. Repurchases were $159,000 and $383,000 for the thirteen weeks ended October 3, 2003 and September 27, 2002 and $1.1 million and $1.7 million for the thirty-nine week periods then ended, respectively. Losses on homes repurchased under these agreements were $34,000 and $91,000 for the thirteen weeks ended October 3, 2003 and September 27, 2002 and $244,000 and $483,000 for the thirty-nine week periods then ended, respectively. At October 3, 2003, the Company had a reserve of $250,000 for future repurchase losses. At October 3, 2003, the Company's contingent repurchase liability under floor plan financing arrangements through independent dealers was approximately $37 million. While homes that have been repurchased by the Company under floor-plan financing arrangements are usually sold to other dealers, no assurance can be given that the Company will be able to sell to other dealers homes that it may be obligated to repurchase in the future under such floor-plan financing arrangements, or that the Company will not suffer losses with respect to, and as a consequence of, those arrangements.

Effective August 31, 2003, Wenco 21, LLC was liquidated with the assets and liabilities of Wenco 21, LLC being transferred into a book entry reserve account to be held by 21st Mortgage Corporation. In exchange for its pro rata distribution of the liquidated assets and liabilities, the Company received an interest (in the form of a revenue sharing agreement) in specified assets and liabilities that were transferred to 21st Mortgage Corporation. Under the terms of the revenue sharing agreement, the Company and 21st Mortgage Corporation will share equally in the profits and losses derived from the loans that comprised the Wenco 21, LLC portfolio. The Company is also obligated under the revenue sharing agreement to repurchase homes that were financed by Wenco 21 LLC, upon repossession, for 50% to 65% of the outstanding loan balance. The Company's contingent repurchase obligation under this commitment is approximately $12.4 million. At October 3, 2003, the Company has included approximately $1.0 million classified in investments in the consolidated balance sheet associated with this interest (in the form of a revenue sharing agreement) in specified assets and liabilities. At October 3, 2003, the carrying amount of loans in the Wenco 21 portfolio included in the reserve account was approximately $21.4 million. These loans collateralize approximately $19.4 million of the reserve account's obligations. The Company currently adjusts the carrying value of this investment for any income or losses incurred by the portfolio through earnings and its maximum exposure to loss as a result of its continuing involvement with the loan portfolio, assuming that 100% of the loans and underlying collateral becomes worthless, is approximately $13.4 million.

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

RESULTS OF OPERATIONS

Thirty-nine weeks and thirteen weeks ended October 3, 2003 are compared with thirty-nine weeks and thirteen weeks ended September 27, 2002.

Net Revenues

Total net revenues (consisting of gross sales less volume discounts, returns and allowances) for the thirty-nine weeks ended October 3, 2003 were $93.1 million, as compared with $105.3 million in the prior year period. Net revenues from wholesale sales of manufactured homes were $89.2 million (including intersegment revenues of $1.8 million) for the thirty-nine weeks ended October 3, 2003, as compared with $101.5 million (including intersegment revenues of $5.4 million) for the prior year period, a decline of 12.1%. Total homes shipped for the thirty-nine weeks ended October 3, 2003 was 2,702, down from the 3,272 homes shipped in the prior year period. The average wholesale price per home for the thirty-nine weeks ended October 3, 2003 was $31,325, as compared with $29,432 in the prior year period, an increase of 6.4%.

For the thirteen weeks ended October 3, 2003, total net revenues were $34.0 million, as compared with $34.5 million for the comparable period a year ago. For the thirteen weeks ended October 3, 2003, net revenues from the wholesale sale of manufactured homes were $32.7 million (including intersegment revenues of $0.7 million), as compared with $33.7 million (including intersegment revenues of $2.2 million) for the prior year period, a decline of 3.0%. Total homes shipped for the thirteen weeks ended October 3, 2003 was 960, down 11.3% from the number of homes shipped in the prior year period. The unit decline in sales to dealers was largely the result of the continuing soft economy and reduced availability of financing options for the independent dealers and for consumers. The average wholesale price per home for the thirteen weeks ended October 3, 2003 was $32,367, as compared with $29,545 in the prior year period, an increase of 9.6%. The increase in average wholesale price per home sold for both the thirteen and thirty-nine week periods was primarily a function of dealers' choices of various options and custom home features, though it also includes some modest price increases mostly in the form of surcharges reflecting recent increased material costs, primarily lumber.

Net revenues from retail sales of manufactured homes were $3.3 million for the thirty-nine weeks ended October 3, 2003, as compared with $6.7 million for the prior year period, a decrease of 50.4%. The decline in retail sales was primarily attributable to competitive pressures and reflects the fact that the Company operated one less retail center during the thirty-nine weeks ended October 3, 2003 compared to the retail centers that were open during all or part of the same period in the prior year. The decline in retail revenues was offset slightly by an increase in the average retail price per home sold. The average retail price per new homes sold during the thirty-nine weeks ended October 3, 2003 was $56,572, as compared with $52,639 in the prior year period, an increase of 7.5%. As with wholesale pricing, the increase in average retail price per home sold for the thirty-nine week period was primarily a function of customers' choices of various options and custom home features, but also includes some modest price increases in certain instances due to increased wholesale prices from the manufacturer.

For the thirteen weeks ended October 3, 2003, net revenues from the retail sale of manufactured homes were $0.9 million, as compared with $2.0 million for the prior year period, a decrease of 55.7%. The decline in retail sales was primarily attributable to increased competition and the Company's operation of one fewer retail center during the quarter ended October 3, 2003 compared to the prior year period. The decline in retail revenues also resulted from a decline in the average retail price per home sold during the quarter. The average retail price per new homes sold during the thirteen weeks ended October 3, 2003 was $47,706, as compared with $57,481 in the prior year period, a decline of 17.0%. The decline in average retail price per home sold for the thirteen week period was primarily a function of fluctuation in the sales "mix", with a greater percentage of single section units being sold than multi section units during the third quarter 2003 compared to the third quarter of 2002.

Net revenues from the component supply segment were $18.6 million (including intersegment revenues of $16.3 million) for the thirty-nine weeks ended October 3, 2003, as compared with $18.8 million (including intersegment revenues of $16.6 million) for the prior year period, a decline of 1.0%. The decline in supply sales was primarily attributable to the decline in intersegment sales to the manufacturing segment.

For the thirteen weeks ended October 3, 2003, net revenues from the component supply segment were $7.2 million (including intersegment revenues of $6.2 million), as compared with $6.7 million (including intersegment revenues of $5.8 million) for the prior year period, an increase of 7.8%. The increase in supply sales for the thirteen weeks ended October 3, 2003 was primarily attributable to the increase in intersegment sales to the manufacturing segment, additional third party customers added during the third quarter of 2003 and an increase in sales to contractors for use in residential applications.

Following are summary operating data for the thirteen and thirty-nine weeks ended for October 3, 2003, and September 27, 2002 respectively:

OPERATING FACTS


                                                    Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                               ------------------------------        ---------------------------------
                                               October 3,       September 27,        October 3,          September 27,
                                                  2003               2002               2003                  2002
                                               ----------       -------------        ----------          -------------

Company owned retail centers
(continuing operations)                              2                  2                  2                  2
Retail units sold:
      New single-section                             4                  2                  5                 10
      New multi-section                              9                 16                 34                 57
      Used homes                                     2                 10                 18                 28
                                               -------            -------            -------            -------
          Total                                     15                 28                 57                 95
Wholesale units sold:
     External customers                            942              1,031              2,653              3,135
     Intercompany                                   18                 51                 49                137
                                               -------            -------            -------            -------
                                                   960              1,082              2,702              3,272
                                               -------            -------            -------            -------

Total homes sold                                   975              1,110              2,759              3,367

Average sales prices - retail (new)            $47,706            $57,481            $56,572            $52,639
Average sales price - wholesale                $32,367            $29,545            $31,325            $29,432
Floor sections produced                          1,695              1,842              4,748              5,667

GROSS PROFIT

Gross profit consists of net revenues less the cost of sales, which includes labor, materials, and overhead. Gross profit for the thirty-nine weeks ended October 3, 2003 was $15.4 million, or 16.5% of net revenues, as compared with $20.4 million, or 19.4% of net revenues, in the prior year period. This decline in the gross profit percentage was attributable primarily to lower sales volume that resulted in an unfavorable variance on fixed overhead, higher material prices and higher labor costs, due to increased customization.

For the thirteen weeks ended October 3, 2003, gross profit was $6.1 million, or 17.8% of net revenues, as compared with $7.0 million, or 20.3% of net revenues, in the prior year period. Higher material prices and the start up of Southern Estates caused the lower gross profit in the thirteen week period compared to the same period in fiscal 2002, and the decline in the gross profit percentage continued to show the effect of lower sales volume and unfavorable variances on fixed overhead, higher material prices, and higher labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include primarily sales commissions, advertising expenses, freight costs, salaries for support personnel, administrative compensation, executive and management bonuses, insurance costs, and professional fees. Selling, general and administrative expenses were $15.8 million, or 16.9% of net revenues, during the thirty-nine weeks ended October 3, 2003, as compared with $18.0 million, or 17.1% of net revenues, for the same period of the prior year.

For the thirteen weeks ended October 3, 2003, selling, general and administrative expenses were $5.4 million, or 15.9% of net revenues, as compared with $6.2 million, or 18.0% of net revenues, for the same period of the prior year. The decline in selling, general and administrative expenses was attributable primarily to lower sales volume and freight expenses, together with decreases in legal expenses. Administrative salaries also declined due to the cost reduction measures taken during the second quarter of 2003.

INTEREST EXPENSE

Interest expense, which primarily consists of amortization of debt issuance costs and facility commitment fees, for the thirty-nine weeks ended October 3, 2003, was $377,000, as compared with $485,000 in the prior year period. For the thirteen weeks ended October 3, 2003, interest expense was $116,000, as compared with $125,000 in the prior year period. The decrease in interest expense in the current quarter was a result of lower average borrowings, $0 in the third quarter of 2003 compared to $4.5 million on the credit line for the same period of the prior year. Facility commitment fees and bank availability fees are lower due to the Company renegotiating the fees and lowering its line of credit from $40 million to $10 million at the end of the first quarter of 2003. As part of the negotiations, in July, 2003 the Company extended its $10 million line of credit from March, 2004 to March, 2005.

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

At January 3, 2003, the Company had no federal net operating loss carry forward. State net operating loss carryforwards amounting to $39.9 million are available to offset future taxable income in a number of states, and they expire at various dates in 2006 through 2022. The tax losses generated in 2002 and 2001 for federal income tax purposes have been carried back under the temporary 5 year net operating loss carry back rules applicable to 2002 and 2001. Accordingly, the Company filed a carryback refund claim in 2003 and received income tax refunds of $5.3 million with respect to the 2002 net operating loss. This income tax refund (net of separate Company state income tax liabilities) was approximately $417,000 higher than expected due to more favorable timing differences (primarily related to depreciation) than originally calculated, resulting in an additional tax benefit of $330,000 in the second quarter ending July 4, 2003 and $87,000 in the third quarter ended October 3, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks ended October 3, 2003, cash provided by operations was approximately $4.8 million. Net loss from continuing operations for the thirty-nine weeks was $0.3 million. Included in the net loss were non-cash charges of amortization and depreciation expense of $1.6 million. Cash provided by operating activities reflected tax refunds of $5.3 million, an increased accounts payable of $3.3 million, and an increase in accrued liabilities of $0.8 million partially offset by an increase in accounts receivable of $1.2 million and increased inventories of $3.6 million. In addition to cash provided by operating activities, other significant items affecting cash flows from continuing operations included capital expenditures of $1.0 million which were partially offset by proceeds from sale of property and equipment of $0.2 million.

At October 3, 2003, the balance of the revolving credit facility was $0 and the Company's net working capital from continuing operations was $14.5 million, including $11.9 million in cash and cash equivalents, as compared with working capital of $13.2 million at January 3, 2003, including $7.0 million in cash and cash equivalents. The increase in net working capital was primarily attributable to increases in cash and cash equivalents of $5.0 million (primarily from the receipt of the federal income tax refunds described above) and increases in accounts payable of $3.3 million and in accrued liabilities of $0.8 million, partially offset by increases in accounts receivable of $1.2 million and inventories of $3.6 million.

During the thirty-nine weeks ended September 27, 2002, cash provided by operations was approximately $0.7 million Net income from continuing operations for the thirty-nine weeks was $2.0 million. Included in net income were non-cash charges of amortization and depreciation expense of $1.7 million. Cash provided by operating activities also reflected increased accounts receivable of $2.1 million, inventories $0.2 million and prepayments and other of $0.7 million and a decrease of accrued liabilities of $1.9 million, partially offset by an increase in accounts payable of $1.1 million. In addition to cash provided by operating activities, other significant items affecting cash flows from continuing operations included proceeds from the sale of a joint venture of $1.3 million, proceeds from the sale of property and equipment of $1.0 million partially offset by capital expenditures of $0.6 million.

At October 3, 2003, outstanding borrowings under the $10 million secured bank line were $0 and availability on the line, which is dependent upon meeting certain financial ratios and covenants, was $9.4 million, $0.6 million of the credit line used to secure three letters of credit. Management believes that operating cash flows, together with borrowing capacity under the line, will provide the Company with adequate liquidity and capital resources through the remaining term of the bank line.

The Company presently has plans to make capital expenditures of $1.5 million during the next twelve months to expand the Southern Energy plant to increase operating efficiencies. In conjunction with this expansion the Company will combine the Windmar Supply Company into a new expansion of its existing distribution warehouse.

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

Item 3.

Quantitative and Qualitative Disclosures of Market Risk.

         Historically the Company has not entered into derivatives contracts to either hedge existing risk or for speculative purposes. The Company also does not and has not entered into contracts involving derivative financial instruments or derivative commodity instruments. Although the Company's principal credit agreement bears a floating interest rate of 1.0% over prime at October 3, 2003, nothing was outstanding under the credit agreement. Accordingly, the Company presently has no significant exposure to interest rate risks.


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

         The following reports on Form 8-K were filed during the quarter ended October 3, 2003:

         On July 25, 2003, Southern Energy Homes, Inc. filed a Form 8-K reporting the issuance of a press release announcing financial results for the quarter ended July 4, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SOUTHERN ENERGY HOMES, INC.



Date: November 14, 2003         By: /s/ Keith O. Holdbrooks
      -----------------            --------------------------------------------
                                   Keith O. Holdbrooks, Chief Executive Officer


Date: November 14, 2003         By: /s/ James L. Stariha
      -----------------            --------------------------------------------
                                   James L. Stariha, Chief Financial Officer